Form 10-Q
period 1996-09-30
ENRON OREGON CORP
filed 1996-11-25
CIK 1024401

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________.

                       COMMISSION FILE NUMBER:  333-13791

                               ENRON OREGON CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 Oregon                                               76-0511381
    (STATE OR OTHER JURISDICTION OF                                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                               IDENTIFICATION NO.)

              Enron Bldg.
           1400 Smith Street
             Houston, Texas                                              77002
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                              (ZIP CODE)

                                 (713) 853-6161
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              [ ] Yes           [X] No

     As of September 30, 1996 there were 1,000 shares of common stock outstanding, each of which was owned by the registrant's parent, Enron Corp.

NOTE: THE REGISTRANT'S REGISTRATION STATEMENT ON FORM S-4 (FILE NO. 333-13791) WAS DECLARED EFFECTIVE BY THE SECURITIES AND EXCHANGE COMMISSION ON OCTOBER 10, 1996. ACCORDINGLY, PURSUANT TO RULE 13A-13(A) UNDER THE SECURITIES EXCHANGE ACT OF 1934, THIS QUARTERLY REPORT ON FORM 10-Q IS REQUIRED TO BE FILED ON OR BEFORE NOVEMBER 25, 1996, WHICH IS 45 DAYS AFTER THE DATE THAT THE AFOREMENTIONED REGISTRATION STATEMENT BECAME EFFECTIVE.




                              Page 1 of 5 Pages

                               ENRON OREGON CORP.

                                   FORM 10-Q

                                    INDEX

                                                                                                                 Page No.
                                                                                                                 --------
PART I  -  FINANCIAL INFORMATION

ITEM 1.       Financial Statements (see Note below)                                                                 3

ITEM 2.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations (see Note below)                                                            3

PART II  -  OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                                                     3

ITEM 2.       Changes in Securities                                                                                 3

ITEM 3.       Defaults upon Senior Securities                                                                       4

ITEM 4.       Submission of Matters to a Vote of Security Holders                                                   4

ITEM 6.       Exhibits and Reports on Form 8-K                                                                      4

SIGNATURES                                                                                                          5





                               Page 2 of 5 Pages

PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (SEE NOTE BELOW)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (SEE NOTE BELOW)

     NOTE: Enron Oregon Corp. (the "Company" or "New Enron") was incorporated under the laws of the State of Oregon on July 19, 1996 as a wholly owned subsidiary of Enron Corp. ("Enron"). The Company was formed solely for the purpose of effecting the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated as of July 20, 1996 and amended and restated as of September 24, 1996 (the "Merger Agreement") among Enron, the Company and Portland General Corporation, an Oregon corporation ("PGC").

     Under the Merger Agreement, and subject to the terms and conditions thereof, (i) Enron will be reincorporated as an Oregon corporation by merging with and into New Enron (the "Reincorporation Merger") and (ii) immediately thereafter, PGC will merge with and into New Enron, with New Enron being the surviving corporation (the "PGC Merger" and, together with the Reincorporation Merger, the "Mergers"). The Merger Agreement provides that if certain regulatory reforms are enacted, the structure of the transactions contemplated by the Merger Agreement will be revised to eliminate the Reincorporation Merger.

     On November 12, 1996, the respective stockholders of Enron and PGC voted to adopt and approve the transactions contemplated by the Merger Agreement. Completion of the Mergers remains subject to satisfaction of regulatory approvals and other customary closing conditions, including approval by the Federal Energy Regulatory Commission and the Oregon Public Utilities Commission.

     As a result, New Enron has not issued any of its authorized shares, except for 1,000 shares of Common Stock issued to Enron in connection with the formation of New Enron. Furthermore, New Enron has no assets, liabilities or equity as of September 30, 1996 (or as of the date hereof), except for immaterial amounts of cash contributed by Enron in connection with the formation of New Enron. In addition, New Enron has conducted no operations and has incurred no liabilities.

     Accordingly, there are no financial statements or Management's Discussion and Analysis of Financial Condition and Results of Operations in this report.

     Upon the consummation of the Mergers, the assets, liabilities and equity of Enron and PGC will become assets, liabilities and equity of New Enron and will be included in New Enron's financial statements.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2.  CHANGES IN SECURITIES

              As contemplated by the Merger Agreement, the Articles of Incorporation of New Enron were amended and restated on October 7, 1996. However, because Enron is the only shareholder of New Enron, and will be the only shareholder until the consummation of the Mergers, the amendments will not affect any security holder (other than Enron) until the Mergers have been consummated. The Restated Articles of Incorporation are filed as Exhibit 3.1 to this Quarterly Report and are incorporated by reference herein.





                               Page 3 of 5 Pages

              Furthermore, the forms of Series Designation for the New Enron Cumulative Second Preferred Stock and 9.142% Perpetual Second Preferred Stock are attached to this Quarterly Report as Exhibits 3.3 and 3.4, respectively, and are incorporated by reference herein. However, such series designations have not yet been adopted by the New Enron Board of Directors or filed with the Secretary of State of the State of Oregon.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A)   EXHIBITS.

   2.1 Amended and Restated Agreement and Plan of Merger dated as of July 20, 1996 and amended and restated as of September 24, 1996 among Enron, New Enron and PGC (incorporated by reference to Exhibit 2.1 to New Enron's Registration Statement on Form S-4, Registration No. 333-13791).

   3.1 Restated Articles of Incorporation of New Enron (incorporated by reference to Exhibit 3.1 to New Enron's Registration Statement on Form S-4, Registration No. 333-13791).

   3.2   Form of Bylaws of New Enron (incorporated by reference to Exhibit
         3.2 to New Enron's Registration Statement on Form S-4,
         Registration No. 333-13791).

   3.3 Form of Series Designation for the New Enron Cumulative Second Preferred Convertible Stock (incorporated by reference to Exhibit
         3.3 to New Enron's Registration Statement on Form S-4,
         Registration No. 333-13791).

   3.4 Form of Series Designation for the New Enron 9.142% Perpetual Second Preferred Stock (incorporated by reference to Exhibit 3.4 to New Enron's Registration Statement on Form S-4, Registration No. 333-13791).

   (B)   REPORTS ON FORM 8-K.

         None.





                               Page 4 of 5 Pages

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  ENRON OREGON CORP.


Date:  November 22, 1996          By:       WILLIAM D. GATHMANN
                                     -----------------------------------
                                  Name:  William D. Gathmann
                                  Title: Vice President, Finance and Treasurer
                                         (Principal Financial Officer)





                               Page 5 of 5 Pages