Form 10-K405
period 1996-12-31
ENRON OREGON CORP
filed 1997-03-28
CIK 1024401

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                  ------------
                                    FORM 10-K
                                  ------------

(Mark One)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934
        FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                           OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 333-13791

                               ENRON OREGON CORP.
             (Exact name of registrant as specified in its charter)

             OREGON                                     76-0511381
  (STATE OR OTHER JURISDICTION                       (I.R.S. EMPLOYER
 OF INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

                                 ENRON BUILDING
                     1400 SMITH STREET, HOUSTON, TEXAS 77002
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: 713-853-6161
                                  ------------
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None





     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X]      No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

     As of March 15, 1997 there were 1,000 shares of common stock outstanding, each of which was owned by the registrant's parent, Enron Corp.

                               ENRON OREGON CORP.
                                    FORM 10-K

                                TABLE OF CONTENTS

                                     PART I
                                                                          Page

Item 1.  Business     .................................................     1

Item 2.  Properties   .................................................     1

Item 3.  Legal Proceedings.............................................     1

Item 4.  Submission of Matters to a Vote of Security Holders...........     1

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters...........................................     2

Item 6.  Selected Financial Data.......................................     2

Item 7.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................     2

Item 8.  Financial Statements and Supplementary Data...................     2

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure......................................     2

                                    PART III

Item 10. Directors and Executive Officers of the Registrant............     2

Item 11. Executive Compensation........................................     3

Item 12. Security Ownership of Certain Beneficial Owners and Management     3

Item 13. Certain Relationships and Related Transactions................     3

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K......................................................     3

                                     PART I

ITEM 1. BUSINESS

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

         On November 12, 1996, the respective stockholders of Enron and PGC voted to adopt and approve the transactions contemplated by the Merger Agreement. Completion of the Mergers remains subject to satisfaction of regulatory approvals and other customary closing conditions, including approval by the Oregon Public Utilities Commission.

         As a result, New Enron has not issued any of its authorized shares, except for 1,000 shares of Common Stock issued to Enron in connection with the formation of New Enron. Furthermore, New Enron has no assets, liabilities or equity as of December 31, 1996 (or as of the date hereof), except for immaterial amounts of cash contributed by Enron in connection with the formation of New Enron. In addition, New Enron has conducted no operations and has incurred no liabilities.

         ACCORDINGLY, THERE ARE NO FINANCIAL STATEMENTS OR MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS IN THIS REPORT.

         Upon the consummation of the Mergers, the assets, liabilities and equity of Enron and PGC will become assets, liabilities and equity of New Enron and will be included in New Enron's financial statements.

ITEM 2. PROPERTIES

         None

ITEM 3. LEGAL PROCEEDINGS

         None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         All of the Registrant's 1,000 shares of Common Stock, no par value, are owned by the Registrant's parent, Enron Corp. There is no established trading market for the Registrant's Common Stock.

ITEM 6. SELECTED FINANCIAL DATA

         See NOTE in Item 1 above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         See NOTE in Item 1 above.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See NOTE in Item 1 above.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         DIRECTORS

Edmund P. Segner,III (43)        Edmund P. Segner,  III is the sole director of
                                 the Company, having been elected on July 19, 1996. Since October 1992, Mr. Segner has served as Executive Vice President and Chief of Staff of Enron Corp., the Registrant's parent company. From October
                                 1990 through October 1992, Mr. Segner served as Senior Vice President of Investor,
                                 Public &  Government  Relations  of Enron
                                 Corp. Mr. Segner is also a director of Enron Oil & Gas Company and Enron Global
                                 Power & Pipelines L.L.C.

         EXECUTIVE OFFICERS

Edmund P. Segner,III (43)        Mr. Segner was elected President of the
                                 Company in July 1996. Since 1988, Mr. Segner has served in a variety of managerial positions with Enron Corp., the Registrant's parent company.

William D. Gathmann (43)         Mr. Gathmann was elected Vice President,
                                 Finance and Treasurer of the Company
                                 in July 1996. Mr. Gathmann also serves as Vice President, Finance and Treasurer of Enron Corp., the Company's parent.
                                 From May 1994 to July 1996, Mr. Gathmann was Vice President, Finance of Enron
                                 Development Corp. From January 1991
                                 to May 1994, Mr. Gathmann was an
                                 Assistant Treasurer of Enron Corp.

ITEM 11. EXECUTIVE COMPENSATION

         No compensation has been paid to date by the Company to its director or officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth the required information with respect to each person who is the beneficial owner of more than 5% of the Common Stock.


                                                                   AMOUNT AND NATURE
                                                                     OF BENEFICIAL
           NAME AND ADDRESS OF                                      OWNERSHIP AS OF            PERCENT
            BENEFICIAL OWNER                 TITLE OF CLASS          MARCH 15, 1997           OF CLASS
            ----------------                 --------------          --------------           --------
             Enron Corp.                      Common Stock,              1,000                   100
             1400 Smith Street                no par value
             Houston, Texas  77002

SECURITY OWNERSHIP OF MANAGEMENT

         None

CHANGES IN CONTROL

         None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None

                                                 PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (A)      EXHIBITS

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

        27.1      Financial Data Schedule

         (B)      REPORTS ON FORM 8-K.

                  None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 1997.

                                  ENRON OREGON CORP.
                                  (Registrant)



                                  By: /s/ WILLIAM D. GATHMANN
                                     ------------------------------
                                          William D. Gathmann
                                          Vice President, Finance and Treasurer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on March 28, 1997 by the following persons on behalf of the Registrant and in the capacities indicated.


           SIGNATURE                              TITLE

   /s/ EDMUND P. SEGNER, III              President and Director
-----------------------------------       (Principal Executive Officer)
       (Edmund P. Segner, III)

   /s/ WILLIAM D. GATHMANN                Vice President, Finance and Treasurer
-----------------------------------       (Principal Financial and
       (William D. Gathmann)               Accounting Officer)

                                 EXHIBIT INDEX

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

        27.1      Financial Data Schedule