Form 10-Q/A
period 1996-09-30
ENRON OREGON CORP
filed 1997-04-16
CIK 1024401

                                Page 5 of 5 Pages

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                       [X] Yes                            [   ] No

      As of September 30, 1996 there were 1,000 shares of common stock outstanding, each of which was owned by the registrant's parent, Enron Corp.






                               Page 1 of 5 Pages

                               ENRON OREGON CORP.

                                   FORM 10-Q/A
                                (Amendment No. 1)

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

      On November 12, 1996, the respective stockholders of Enron and PGC voted to adopt and approve the transactions contemplated by the Merger Agreement. Completion of the Mergers remains subject to satisfaction of regulatory approvals and other customary closing conditions, including approval by the Federal Energy Regulatory Commission and the Oregon Public Utility Commission.

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

      3.1 Restated Articles of Incorporation of New Enron (incorporated by reference to Exhibit 3.1 to New Enron's Registration Statement on Form S-4, Registration No.333-13791).

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

     27        Financial Data Schedule.

      (b)      Reports on Form 8-K.

               None.


                               Page 4 of 5 Pages

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             ENRON OREGON CORP.


Date:  April 15, 1997                        By:  /s/  WILLIAM D. GATHMANN
                                                --------------------------
                                                Name:  William D. Gathmann
                                                Title: Vice President, Finance
                                                       and Treasurer
                                                       (Principal Financial
                                                        Officer)

                                EXHIBIT INDEX



                       27  -- Financial Data Schedule