Form 10-Q
period 1997-03-31
ENRON OREGON CORP
filed 1997-05-15
CIK 1024401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       or

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

                       [X] Yes                            [ ] No

      As of March 31, 1997 there were 1,000 shares of common stock outstanding, each of which was owned by the registrant's parent, Enron Corp.


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

                               Page 2 of 5 Pages

Part I         Financial Information

Item 1.        Financial Statements (see Note below)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (see Note below)

      NOTE: Enron Oregon Corp. (the "Company" or "New Enron") was incorporated under the laws of the State of Oregon on July 19, 1996 as a wholly owned subsidiary of Enron Corp. ("Enron"). The Company was formed solely for the purpose of effecting the transactions contemplated by the Amended and Restated Agreement and Plan of Merger dated as of July 20, 1996 and amended and restated as of September 24, 1996, as amended by the First Amendment thereto dated as of April 14, 1997 (the "Merger Agreement") among Enron, the Company and Portland General Corporation, an Oregon corporation ("PGC").

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

      Completion of the Mergers remains subject to approval by the PGC shareholders on or about June 24, 1997, and satisfaction of regulatory approvals and other customary closing conditions, including approval by the Oregon Public Utility Commission.

      As a result, New Enron has not issued any of its authorized shares, except for 1,000 shares of Common Stock issued to Enron in connection with the formation of New Enron. Furthermore, New Enron has no assets, liabilities or equity as of March 31, 1997 (or as of the date hereof), except for immaterial amounts of cash contributed by Enron in connection with the formation of New Enron. In addition, New Enron has conducted no operations and has incurred no liabilities.

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

      2.2 First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of April 14, 1997, by and among Enron, New Enron and PGC.

      3.1 Restated Articles of Incorporation of New Enron (incorporated by reference to Exhibit 3.1 to New Enron's Registration Statement on Form S-4, Registration No. 333-13791).

      3.2      Form of Bylaws of New Enron (incorporated by reference to
               Exhibit 3.2 to New Enron's Registration Statementon Form S-4, Registration No. 333-13791).

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

                                           ENRON OREGON CORP.


Date:  May 14, 1997                        By: /s/ William D. Gathmann
                                              -------------------------------
                                           Name:  William D. Gathmann
                                           Title: Vice President, Finance and
                                                  Treasurer
                                                  (Principal Financial Officer)





                               Page 5 of 5 Pages

                                  EXHIBIT INDEX


                         27 -- Finanacial Data Schedule