Form 10-Q/A
period 1997-03-31
ENRON OREGON CORP
filed 1997-05-15
CIK 1024401

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-Q/A

                               AMENDMENT NO. 1


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





                               Page 5 of 5 Pages

                                  EXHIBIT INDEX


      2.2 -- First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of April 14, 1997, by and among Enron, New Enron and PGC.


     27   --   Finanacial Data Schedule