Form 10-Q
period 1997-06-30
ENRON CORP/OR/
filed 1997-08-14
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1997



               Commission File Number 1-13159
                         ENRON CORP.
   (Exact name of registrant as specified in its charter)


            Oregon                            47-0255140
(State or other jurisdiction of      (I.R.S. Employer Identification
incorporation or organization)                 Number)


        Enron Building
      1400 Smith Street
        Houston, Texas                          77002
(Address of principal executive               (Zip Code)
           offices)


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


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                Outstanding at July 31, 1997

  Common Stock, No Par Value          299,497,957 shares







                           1 of 28

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                        Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Statement of Income - Three
           Months Ended June 30, 1997 and 1996 and
           Six Months Ended June 30, 1997 and 1996          3
       Consolidated Balance Sheet - June 30, 1997
           and December 31, 1996                            4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 1997 and 1996              6
       Notes to Consolidated Financial Statements           7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations   11

PART II. OTHER INFORMATION

   ITEM 4. Submission of Matters to a Vote of Security
           Holders                                         24

   ITEM 6. Exhibits and Reports on Form 8-K                25

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)



                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                           1997      1996      1997      1996

Revenues                                  $3,251    $2,961    $8,595    $6,015
Costs and Expenses
  Cost of gas, electricity and other
   products                                3,386     2,311     8,018     4,652
  Operating expenses                         308       281       581       578
  Oil and gas exploration expenses            24        19        46        38
  Depreciation, depletion and
   amortization                              125       110       249       230
  Taxes, other than income taxes              33        32        69        69
                                           3,876     2,753     8,963     5,567

Operating Income (Loss)                     (625)      208      (368)      448
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                               40        40        81        71
  Other income, net                           37        17       168       161
Income (Loss) Before Interest, Minority
 Interests and Income Taxes                 (548)      265      (119)      680
Interest and Related Charges, net             79        65       149       134
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                   16         8        31        16
Minority Interests                            17        23        36        38
Income Tax Expense (Benefit)                (240)       52      (137)      162
Net Income (Loss)                           (420)      117      (198)      330
Preferred Stock Dividends                      4         4         8         8
Earnings (Loss) on Common Stock           $ (424)   $  113    $ (206)   $  322

Earnings (Loss) Per Share of Common Stock
  Primary                                 $(1.71)   $ 0.46    $(0.83)   $ 1.31
  Fully Diluted                           $(1.71)   $ 0.43    $(0.83)   $ 1.22

Average Number of Common Shares Used in
 Primary Computation                         248       246       248       245



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  June 30,  December 31,
                                                    1997        1996

ASSETS

Current Assets
  Cash and cash equivalents                        $   211     $   256
  Trade receivables                                  1,165       1,841
  Other receivables                                    444         328
  Transportation and exchange commodity receivable     266          86
  Inventories                                          121         164
  Assets from price risk management activities       1,119         841
  Other                                                496         463
     Total Current Assets                            3,822       3,979

Investments and Other Assets
  Investments in and advances to unconsolidated
   subsidiaries                                      1,927       1,701
  Assets from price risk management activities         999       1,632
  Other                                              2,135       1,713
     Total Investments and Other Assets              5,061       5,046

Property, Plant and Equipment, at cost              11,539      11,348
  Less accumulated depreciation, depletion
   and amortization                                  4,337       4,236
     Net Property, Plant and Equipment               7,202       7,112

Total Assets                                       $16,085     $16,137

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  June 30,  December 31,
                                                    1997        1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 1,452     $ 1,955
  Transportation and exchange commodity payable        273          80
  Accrued taxes                                         49          70
  Accrued interest                                      49          56
  Liabilities from price risk management activities  1,006       1,029
  Other                                                451         518
     Total Current Liabilities                       3,280       3,708

Long-Term Debt                                       4,537       3,349

Deferred Credits and Other Liabilities
  Deferred income taxes                              1,980       2,290
  Liabilities from price risk management activities    581         980
  Other                                                542         740
     Total                                           3,103       4,010

Minority Interests                                     770         755

Company-Obligated Preferred Securities of
 Subsidiaries                                          964         592

Shareholders' Equity
  Second preferred stock, cumulative, $1 par value     134         137
  Common stock, $0.10 par value                         26          26
  Additional paid in capital                         1,881       1,870
  Retained earnings                                  1,692       2,007
  Cumulative foreign currency translation
   adjustment                                         (129)       (127)
  Common stock held in treasury                        (11)        (30)
  Other (including Flexible Equity Trust)             (162)       (160)
     Total                                           3,431       3,723

Total Liabilities and Shareholders' Equity         $16,085     $16,137

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                       Six Months Ended
                                                           June 30,
                                                        1997       1996

Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
  Net income (loss)                                   $ (198)     $ 330
  Depreciation, depletion and amortization               249        230
  Oil and gas exploration expenses                        46         38
  Deferred income taxes                                 (178)       126
  Gains on sales of assets                              (125)      (160)
  Changes in components of working capital              (193)      (137)
  Amortization of production payment transaction         (21)       (22)
  Net assets from price risk management activities       (67)      (244)
  Other, net                                             (36)       (35)
Net Cash Provided by (Used in) Operating Activities     (523)       126
Cash Flows From Investing Activities
  Proceeds from sales of investments and
   other assets                                          341        197
  Capital expenditures                                  (682)      (275)
  Equity investments                                    (225)      (279)
  Other, net                                             (81)       (28)
Net Cash Used in Investing Activities                   (647)      (385)
Cash Flows From Financing Activities
  Net increase in short-term borrowings                  958        258
  Issuance of long-term debt                             409        144
  Repayment of long-term debt                           (302)      (139)
  Issuance of company-obligated preferred
   securities of subsidiaries                            372         15
  Issuance of common stock                                 -        102
  Dividends paid                                        (165)      (137)
  Net (acquisition) disposition of treasury stock        (84)        26
  Other, net                                             (63)         8
Net Cash Provided by Financing Activities              1,125        277
Increase (Decrease) in Cash and Cash Equivalents         (45)        18
Cash and Cash Equivalents, Beginning of Period           256        115
Cash and Cash Equivalents, End of Period              $  211      $ 133

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1. BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto incorporated into Enron's Annual Report on Form 10-K for the year ended December 31, 1996 (Form 10-K).

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   Certain reclassifications have been made in the 1996 amounts to conform with the 1997 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In material respects, the businesses of Enron are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

2. PRICE RISK MANAGEMENT AND DERIVATIVE FINANCIAL INSTRUMENTS

   As more fully discussed in Notes 1 and 3 to the Consolidated Financial Statements included in Enron's Form 10-K, Enron engages in price risk management activities for trading and non-trading purposes. Derivative and other financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method, under which changes in the market value of outstanding financial instruments are recognized as gains or losses in the period of change. Derivative and other financial instruments are also utilized for non-trading purposes to hedge the impact of market fluctuations on assets, liabilities, production and other contractual commitments. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses. If the hedged item is sold, the value of the derivative is recognized in income. Gains and losses on derivative financial instruments used for hedging purposes are recognized in the Consolidated Income Statement in the same manner as the hedged item and are recognized in the Consolidated Balance Sheet as other assets or liabilities. The cash flow impact of derivative and other financial instruments used for trading and non-trading purposes is reflected as cash flows from operating activities in the Consolidated Statement of Cash Flows.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first half of 1997 and 1996 was $24 million and $73 million, respectively.
Cash paid for interest expense for the same periods, net of amounts capitalized, was $180 million and $142 million, respectively.

   Changes in components of working capital are as follows
(in thousands):

                                  First Six Months
                                 1997           1996

Receivables                     $ 381          $(158)
Inventories                        43              6
Prepayments                        24             55
Payables                         (310)           128
Accrued taxes                     (21)           (61)
Accrued interest                   (7)             3
Other                            (225)          (110)
                                $(115)         $(137)

4. MERGER WITH PORTLAND GENERAL CORPORATION

   On July 1, 1997, Enron acquired Portland General
Corporation (PGC) by merger pursuant to the Amended and Restated Agreement and Plan of Merger by and among Enron
Corp., PGC and Enron Oregon Corp.  (the Amended Merger
Agreement).  Pursuant to the Amended Merger Agreement, on
July 1, 1997, PGC merged with and into Enron, with Enron continuing in existence as the surviving corporation. Each share of PGC common stock issued and outstanding was converted into 0.9825 shares of Enron common stock
(approximately 50.5 million shares of Enron common stock).
Enron will account for the transaction on a purchase accounting basis and will consolidate PGC's debt of approximately $1.1 billion at July 1, 1997.

   PGC was an electric utility holding company organized in 1985. Portland General Electric (PGE), now a wholly-owned subsidiary of Enron, was PGC's principal operating subsidiary which accounted for substantially all of PGC's assets, revenues and net income. PGE is an electric utility company engaged in the generation, purchase, transmission, distribution and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers throughout the western United States.

   As a condition to the Oregon Public Utility Commission's
(OPUC) approval of the merger, Enron and PGE will file, within 60 days after the effective date of the merger, a Customer Choice Plan to separate PGE's competitive (primarily the electric generation operations) and monopoly businesses (transmission and distribution operations). The Customer Choice Plan and related approval process will entail policy decisions by the OPUC regarding the extent and methodology by which certain costs referred to as "transition costs" will be recovered from customers. Depending on the final proposed structure of the Customer Choice Plan, approval by the Oregon Legislature may be required.

5. SETTLEMENT OF CONTRACTUAL ISSUES

   On June 2, 1997, Enron announced the settlement of all contractual issues involving the J-Block contract in the U.
K. North Sea with the J-Block producers, Phillips Petroleum Company United Kingdom Limited, BG Exploration & Production Limited and Agip (U. K.) Limited. As reported in the Form 10-K, the J-Block contracts are long-term gas contracts that an Enron subsidiary entered into in March 1993 with the J-Block producers. As a consideration for the settlement, Enron made a cash payment of approximately $440 million to the producers. Enron recorded a second quarter non-recurring charge of $675 million ($450 million after tax or $1.81 per common share), included in cost of gas, electricity and other products on the Consolidated Income Statement, primarily reflecting the impact of the amended contract under current market conditions.

   Under the terms of the settlement agreement, the former take-or-pay depletion contract was amended to become a firm long-term supply contract, and the fixed contract price for J-Block gas has been reduced to reflect current market conditions for long-term gas sales contracts in the U. K. gas market. The settlement concluded all J-Block litigation between Enron and the J-Block producers.

6. LITIGATION AND CONTINGENCIES

   On June 3, 1997, Enron announced that the London Commercial Court had ruled in favor of the "CATS" parties in their dispute over the availability of the CATS (Central Area Transmission System) transportation facilities. As reported in the Form 10-K, the CATS parties sued Teesside Gas Transportation Limited (TGTL), an Enron subsidiary, and Enron (on the basis of its guaranty of TGTL's obligations under the transportation agreement between TGTL and the CATS parties) for allegedly failing to make quarterly "send-or-pay" payments under the transportation agreement. TGTL had refused to make these payments based upon its position that the transportation facilities were not available as required by the contract. The effect of the Court's decision is that TGTL has released withheld "send-or-pay" payments to the CATS parties in the amount of approximately 81 million Pounds Sterling, plus interest and costs. This judgment has no effect on the above referenced settlement of the J-Block gas sales agreements. Enron is appealing the decision of the London Commercial Court in the CATS litigation. Enron believes that the ultimate resolution of this matter will not have a materially adverse effect on its financial position or results of operations.

   As reported in the Form 10-K, in 1995 several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that the Enron Defendants violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The Court has certified a class action with respect to these ratability claims. The Enron Defendants have appealed the court's decision to certify a class action. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

   The Environmental Protection Agency (EPA) has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah
Site) in Decorah, Iowa, pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also commonly known as Superfund). The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963 to connect its natural gas pipeline to the local distribution pipeline system serving the city of Decorah. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. The EPA is interested in determining whether materials from the plant have adversely affected subsurface soils at the Decorah Site. Enron has entered into a consent order with the EPA by which it has agreed, although admitting no liability, to replace affected topsoil in certain areas of the tract where the plant was formerly located, and to take deep soil samples in those areas where subsurface contamination would most likely be located. To date, the EPA has identified no other potentially responsible parties with respect to this site. Enron believes that expenses incurred in connection with this matter will not have a materially adverse effect on its financial position or results of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Second Quarter 1997
vs. Second Quarter 1996

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME (LOSS)

   Enron reported a second quarter 1997 net loss of $420 million as compared to net income of $117 million during the second quarter of 1996. Included in the second quarter 1997 results are non-recurring charges of $675 million (pretax) primarily to reflect the impact of Enron's amended J-Block contract in the United Kingdom North Sea (see Note 5 to the Consolidated Financial Statements) and $100 million (pretax) to reflect depressed MTBE margins on committed production. The domestic gas and power services and international operations and development segments reported increased earnings in the second quarter of 1997. These increases were offset by reduced earnings in the transportation and operations and exploration and production segments, losses realized by the newly formed retail energy services group and increased interest and related charges and dividends on company-obligated preferred securities of subsidiaries. An income tax benefit of $251 million partially offset the effect of the non-recurring charges. Earnings (loss) per share was $(1.71) in the second quarter of 1997 compared to $0.46 in the same period in 1996.

INCOME (LOSS) BEFORE INTEREST, MINORITY INTERESTS AND INCOME
TAXES

   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                   Second Quarter    Increase
                                   1997      1996   (Decrease)

Transportation and Operation      $ (21)     $101     $(122)
Domestic Gas and Power Services      59        52         7
Retail Energy Services              (25)        -       (25)
International Operations and
 Development                         62        39        23
Exploration and Production           30        77       (47)
Corporate and Other                (653)       (4)     (649)

   Total                          $(548)     $265     $(813)

TRANSPORTATION AND OPERATION

   The transportation and operation segment is comprised of the Enron Gas Pipeline Group, which includes results of Northern Natural Gas Company (Northern), Transwestern
Pipeline Company (Transwestern) and Enron's 50% interest in Florida Gas Transmission Company (Florida Gas); and
Enron Ventures Corp., which includes results of Enron
Engineering & Construction Company and the operation of clean fuels plants. Results from Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT) are also included in this segment. The segment's IBIT decreased $22 million in the second quarter of 1997 as compared to the same period in 1996, excluding a $100 million pretax charge to reflect depressed MTBE margins as previously discussed. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

NET REVENUES

   Revenues, net of the cost of gas and other products sold, of the transportation and operation segment declined $99 million (55%) during the second quarter of 1997 as compared to the same period in 1996. The decline is primarily due to the $100 million charge to reflect depressed MTBE margins as previously discussed, partially offset by net revenues recorded by this segment related to the clean fuels operations which previously had been reflected in the domestic gas and power services segment. The decrease also reflects the turnback of capacity at Transwestern effective in November 1996 and lower surcharges at Northern in 1997.

COSTS AND EXPENSES

   Operating expenses in the transportation and operation segment increased $31 million to $98 million during the second quarter of 1997 as compared to the same period in 1996, primarily reflecting operating costs related to the clean fuels operations which previously had been reflected in the domestic gas and power services segment as described above, partially offset by lower surcharges at Northern. In addition, the 1996 period reflects lower operating expenses on the interstate pipelines primarily as a result of favorable resolution related to previously incurred environmental costs.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries decreased $7 million to $5 million in the second quarter of 1997 as compared to the same period in 1996 primarily as a result of losses incurred by EOTT as a result of lower crude oil gathering margins compared to earnings reported in the second quarter of 1996.

DOMESTIC GAS AND POWER SERVICES

   The domestic gas and power services segment reflects results of operations for Enron Capital & Trade Resources
(ECT), which conducts Enron's energy commodity marketing, purchasing and financing activities and the management of the portfolio of physical and financial commitments arising from these activities. ECT can be categorized into three business lines: cash and physical, risk management and finance. ECT's IBIT for the second quarter of 1997 increased $7 million to $59 million as compared with the same period in 1996. The following discussion analyzes the contributions to IBIT for each of these business lines.

   Statistics for ECT (including intercompany amounts) are as follows:

                                               Second Quarter
                                              1997       1996

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                    7,865     6,838
  Interruptible                               2,614     1,907
  Transport Volumes                             686       595
     Subtotal                                11,165     9,340
  Financial Settlements (Notional)           45,595    28,865
     Total                                   56,760    38,205

Production Payments and Financings
 Arranged (In Millions)                         $56      $235

Fixed Price Contract Originations
 (TBtue) (3)                                    801       608

Electricity (Thousand Megawatt hours)
  Owned Production                              615       768
  Transaction Volumes Marketed               38,636    11,008

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.

   The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of physical natural gas, liquids, electricity and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT. Also reported in this business are the effects of actual settlements of ECT's long-term physical and notional quantity-based contracts. The cash and physical operations' earnings before overhead expenses were $43 million in the second quarter of 1997 and $38 million in the same period in 1996. The earnings from this business unit increased in the second quarter of 1997 primarily due to increased earnings from the management of ECT's portfolio of European contracts, partially offset by a decrease in North American commodity marketing and contract portfolio management.

   The risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts. Second quarter earnings before overhead expenses from this unit were $27 million in 1997 compared to $22 million in 1996. Earnings from this unit increased primarily due to originations in the European market.

   ECT's finance operations provide capital to customers through various product offerings. The finance operations had earnings before overhead expenses of $20 million in the second quarter of 1997 as compared to $18 million in 1996.
This increase in earnings resulted primarily from increased activity in the Canadian market.

   ECT's overhead expenses such as rent, systems expenses and other support group costs were $31 million in the second quarter of 1997 and $26 million in the same period in 1996. The increase is primarily due to continued expansion into new markets and system upgrades.

RETAIL ENERGY SERVICES

   Enron's retail energy services are provided by Enron
Energy Services (EES), which was formed in late 1996 to serve the U.S. retail natural gas and electricity markets.
EES has participated successfully in selected natural gas and electric retail marketing pilots. EES reported a loss of $25 million in the second quarter of 1997 as a result of significant systems, regulatory and branding costs related to positioning EES to aggressively market natural gas and electricity to end users.

   Enron expects that losses in both the third and fourth quarters of 1997 will approximate those incurred in the second quarter. While no assurances can be given, Enron is evaluating the potential sale of up to 10% of its retail energy business in a private transaction in 1997, to offset these losses and in an effort to establish a valuation benchmark. An additional percentage may be sold in 1998.

INTERNATIONAL OPERATIONS AND DEVELOPMENT

   Enron's international operations and development activities are conducted by Enron International (EI). Such activities include the development of power, pipeline and other energy infrastructure in emerging markets.
Additionally, EI manages and operates the projects once commercial operation has been achieved. The segment includes results of Enron Global Power & Pipelines L.L.C.
(EPP) and Enron Americas, Inc.

   The segment's second quarter IBIT increased $23 million to $62 million in the 1997 period. The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues, net of cost of sales, for the international segment increased $29 million to $64 million in the second quarter of 1997 as compared with 1996, primarily due to the increase in value of EI's investment portfolio. The increase also reflects management fees earned in connection with the operation of power plants as well as earnings from the development of the Guam power project. These increases were partially offset by revenues in the second quarter of 1996 of $16 million from the sale of a portion of Enron's interest in its power assets at Teesside in the United
Kingdom.

COSTS AND EXPENSES

   Operating expenses increased $3 million (16%) in the second quarter of 1997 compared with the same period in 1996 due primarily to expenses related to the operation of power plants.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries declined from $28 million in the second quarter of 1996 to $21 million in the same period in 1997 due primarily to the 1996 sale of a portion of Enron's interest in Teesside, partially offset by earnings from Enron's increased ownership of Compania de Inversiones de Energia S.A.
(CIESA), which operates and owns 70% of Transportadora de
Gas del Sur S.A. (TGS), a 4,104 mile natural gas pipeline system in Argentina.

EXPLORATION AND PRODUCTION

   Enron's exploration and production activities are conducted by Enron Oil & Gas Company (EOG). The exploration and production segment's IBIT decreased to $30 million in the second quarter of 1997 from $77 million in the same period of 1996. The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                               Second Quarter
                                               1997      1996
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                             781       700
  Trinidad                                      114       140
  India                                           1         -
     Total                                      896       840
Average Natural Gas Prices ($/Mcf)
  North America (3)                           $1.80     $1.72
  Trinidad                                     1.04      1.00
  India                                        2.97         -
     Composite                                 1.70      1.60
Crude Oil/Condensate Volumes (MBbl/d) (1)
  North America                                13.6      11.0
  Trinidad                                      3.5       5.4
  India                                           -       2.7
     Total                                     17.1      19.1
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                              $18.89    $20.62
  Trinidad                                    16.09     19.61
  India                                           -     20.56
     Composite                                18.31     20.33

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended June 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $1.24/Mcf and $0.76/Mcf for the three-month periods ended June 30, 1997 and 1996, respectively, for the volumes described in note (2), net of transportation costs.

NET REVENUES

   The exploration and production segment's revenues, net of gas sold in connection with natural gas marketing, decreased $29 million (14%) during the second quarter of 1997 as compared to the same period in 1996. Wellhead revenues increased 7% to $170 million in the second quarter of 1997 as compared to $159 million in the second quarter of 1996. This increase reflects increased North America volumes and increased average wellhead prices for natural gas, partially offset by lower volumes in Trinidad and India and lower overall crude oil and condensate average wellhead prices compared to the second quarter of 1996.

   Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenues by $7 million during the second quarter of 1997, compared to increases to revenues of $19 million in the second quarter of 1996. This decrease reflected losses of $6 million related to natural gas commodity price hedging activities in the second quarter of 1997 compared to $14 million of gains in the comparable prior period, as well as a decrease in margins due to higher costs of natural gas delivered in 1997. Deferred revenue reductions of $15 million related to the early closing of 1997 natural gas price hedging transactions will be recognized by EOG during the remainder of 1997.

   EOG's sale of selected reserves and related assets in the second quarter of 1997 resulted in gains of $7 million compared to $18 million in gains in the second quarter of 1996.

COSTS AND EXPENSES

   Operating expenses increased $4 million (11%) in the second quarter of 1997 as compared with the 1996 quarter, primarily due to expanded operations and additional workover expenses in North America in the second quarter of 1997. Exploration expenses increased $5 million (23%) in the second quarter of 1997 compared with the second quarter of 1996, primarily reflecting increased exploration activities worldwide. Depreciation, depletion and amortization (DD&A) expense increased $10 million (17%), primarily reflecting the increase in production volumes previously discussed.

CORPORATE AND OTHER

   The corporate and other segment realized earnings, before non-recurring charges, of $22 million in the second quarter of 1997 as compared to a loss of $4 million in the second quarter of 1996, due primarily to lower unallocated operating and lease expenses during the second quarter of 1997. As discussed in Note 5 to the Consolidated Financial Statements, the second quarter 1997 results include a non-recurring charge of $675 million, primarily reflecting the impact of Enron's amended J-Block contract in the U. K.

MINORITY INTERESTS

   Minority interests decreased to $17 million in the second quarter of 1997 from $23 million in the comparable prior period, primarily due to decreased net income from EOG.

DIVIDENDS ON COMPANY-OBLIGATED PREFERRED SECURITIES OF
SUBSIDIARIES

   Dividends on company-obligated preferred securities of subsidiaries increased from $8 million in the second quarter of 1996 to $16 million in the same period of 1997, primarily due to the issuance of $587 million of additional preferred securities during 1996 and the first half of 1997.

INCOME TAX EXPENSE (BENEFIT)

   Income taxes decreased during the second quarter of 1997 as compared with the same period of 1996 primarily as a result of pretax losses due to the non-recurring charges for the restructuring of Enron's J-Block contract and for depressed MTBE margins on committed production.

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997
vs. Six Months Ended June 30, 1996

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME (LOSS)

   Enron reported a net loss of $198 million for the first six months of 1997 compared to net income of $330 million during the same period in 1996. Included in the results for the first half of 1997 are non-recurring charges of $675 million (pretax) primarily to reflect the impact of Enron's amended J-Block contract and $100 million (pretax) to reflect depressed MTBE margins on committed production. The domestic gas and power services and international operations and development segments contributed improved income before interest, minority interests and income taxes for the six months ended June 30, 1997. These increases were offset by decreased earnings in the transportation and operation and exploration and production segments, losses realized by the newly formed retail energy services group and increased interest and related charges and dividends on company-obligated preferred securities of subsidiaries. An income tax benefit partially offset the effect of the non-recurring charges. Earnings (loss) per share was $(0.83) in the first six months of 1997 compared to $1.31 in the same period in 1996.

INCOME (LOSS) BEFORE INTEREST, MINORITY INTERESTS AND INCOME
TAXES

   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                                     Six Months      Increase
                                   1997      1996   (Decrease)

Transportation and Operation      $ 228      $334     $(106)
Domestic Gas and Power Services     182       150        32
Retail Energy Services              (39)        -       (39)
International Operations and
 Development                        100        79        21
Exploration and Production           72       107       (35)
Corporate and Other                (662)       10      (672)

   Total                          $(119)     $680     $(799)

TRANSPORTATION AND OPERATION

   The transportation and operation segment realized a $6 million decrease in IBIT for the first half of 1997 as compared to the same period in 1996, excluding a $100 million charge to reflect depressed MTBE margins as previously discussed. The following discussion analyzes the significant changes in the various components of IBIT for the transportation and operation segment.

NET REVENUES

   Revenues, net of cost of gas and other products sold, of the transportation and operation segment decreased $105 million, to $300 million in the first half of 1997 as compared to $405 million in the same period in 1996. The decrease in revenues primarily reflects the $100 million charge to reflect depressed MTBE margins as previously discussed, partially offset by net revenues recorded by this segment related to the clean fuels operations which previously had been reflected in the domestic gas and power services segment. In addition, revenues declined due to the turnback of capacity at Transwestern effective in November 1996.

COSTS AND EXPENSES

   Operating expenses in the transportation and operation segment increased by $18 million (12%) during the first half of 1997 as compared to the same period in 1996. The decline primarily reflects operating costs on clean fuels operations which previously had been reflected in the domestic gas and power services segment.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries declined by $3 million to $18 million during the first half of 1997 as compared to the same period in 1996, reflecting decreased earnings from EOTT as a result of lower crude oil gathering margins.

   Other income, net increased $12 million to $130 million. Income of $102 million was recorded in the first quarter of 1997 related to the sales of the natural gas liquids assets, compared with gains of $90 million on the sale of non-strategic natural gas processing and gathering facilities in the first quarter of 1996.

DOMESTIC GAS AND POWER SERVICES

   The domestic gas and power segment reflected a $32 million increase in income before interest, minority interests and income taxes for the six months ended June 30, 1997 as compared to the same period in 1996. The following discussion analyzes the contributions to IBIT for each of these businesses.

   Statistics for ECT (including intercompany amounts) are as follows:

                                              Six Months Ended
                                                  June 30,
                                               1997      1996

Natural Gas and Crude Oil
Physical/Notional Quantities (BBtue/d) (1)
  Firm (2)                                    8,280     6,594
  Interruptible                               2,877     1,844
  Transport Volumes                             448       504
     Subtotal                                11,605     8,942
  Financial Settlements (Notional)           42,771    32,274
     Total                                   54,376    41,216

Production Payments and Financings
 Arranged (In Millions)                         $70      $472

Fixed Price Contract Originations
 (TBtue) (3)                                  1,153     1,079

Electricity (Thousand Megawatt hours)
  Owned Production                            1,334     1,572
  Transaction Volumes Marketed               71,928    20,876

(1) Billion British thermal units equivalent per day.
(2) Commitments to deliver a specified volume of gas at a fixed or market responsive price.
(3) Trillion British thermal units equivalent.

   The cash and physical operations' earnings before overhead expenses were $156 million and $130 million in the first six months of 1997 and 1996, respectively. The earnings from this business unit increased in the first six months of 1997 primarily due to increased earnings from the management of ECT's European contract portfolio, partially offset by a decrease in North American commodity marketing and contract portfolio management.

   Earnings before overhead expenses for the risk management business were $61 million in the first six months of 1997 and $60 million in the same period in 1996. Earnings from this unit were generated primarily from increased originations in the European market offset by lower originations from long-term contracts in North America for both gas and power.

   ECT's finance operations had earnings before overhead expenses of $24 million in the first six months of 1997 compared with $14 million for the same period in 1996. The
1997 earnings primarily reflect increased earnings from ECT's investment portfolio and increased activity in the Canadian market.

   ECT's overhead expenses were $59 million in the first half of 1997 and $54 million in the same period in 1996.
The increase is primarily due to continued expansion into new markets and system upgrades.

RETAIL ENERGY SERVICES

   EES reported a loss of $39 million in the first half of 1997 as a result of significant systems, regulatory and branding costs related to positioning EES to aggressively market natural gas and electricity to end users.

INTERNATIONAL OPERATIONS AND DEVELOPMENT

   The international segment's IBIT increased $21 million to $100 million in the first six months of 1997 compared to the same period in 1996. The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues, net of cost of sales, for the international segment increased $33 million to $98 million in the first half of 1997 as compared with 1996, primarily due to the increase in value of EI's investment portfolio. The increase also reflects management fees earned in connection with the operation of power plants as well as earnings from the development of the Guam power project. These increases were partially offset by revenues in the second quarter of 1996 of $16 million from the sale of a portion of Enron's interest in its power assets at Teesside in the United
Kingdom.

COSTS AND EXPENSES

   Operating expenses increased $10 million (31%) during the first half of 1997 as compared to the first half of 1996 due primarily to expenses related to the operation of power plants.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries decreased $3 million to $43 million in the first half of 1997, primarily as a result of the 1996 sale of a portion of Enron's interest in Teesside, partially offset by earnings from Enron's increased ownership of CIESA.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT decreased to $72 million in the first half of 1997 from $107 million in the same period of 1996. The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                              Six Months Ended
                                                   June 30,
                                                1997      1996
Natural Gas Volumes (MMcf/d)
  North America (1)                              759       708
  Trinidad                                       113       136
  India                                            1         -
     Total                                       873       844
Average Natural Gas Prices ($/Mcf)
  North America (2)                            $2.18     $1.73
  Trinidad                                      1.04      1.00
  India                                         2.97         -
     Composite                                  2.03      1.61
Crude Oil/Condensate Volumes (MBbl/d)
  North America                                 13.3      11.1
  Trinidad                                       3.6       6.2
  India                                          1.4       2.9
     Total                                      18.3      20.2
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                               $20.19    $19.50
  Trinidad                                     18.86     18.67
  India                                        22.99     18.88
     Composite                                 20.15     19.16

(1) Includes 48 MMcf per day for the six-month periods ended
    June 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(2) Includes an average equivalent wellhead value of $1.85/Mcf and $0.84/Mcf for the six-month periods ended
    June 30, 1997 and 1996, respectively, for the volumes described in note (1), net of transportation costs.

REVENUES

   The exploration and production segment's revenues, net of gas sold in connection with natural gas marketing, decreased $5 million (1%) during the first half of 1997 as compared to the same period in 1996. Wellhead revenues increased 23% to $396 million in the first half of 1997 as compared to $322 million in the same period of 1996. This increase primarily reflects increased North America volumes and increased average wellhead prices for natural gas, crude oil and condensate and natural gas liquids compared to the first half of 1996.

   Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenues by $53 million during the first half of 1997, compared to increases to revenues of $11 million in the first half of 1996. This decrease reflected losses of $42 million related to natural gas commodity price hedging activities in the first six months of 1997 compared to less than $1 million in gains in the comparable prior period, as well as a decrease in margins due to higher costs of natural gas delivered in 1997.

   EOG's sale of selected reserves and related assets in the first six months of 1997 resulted in gains of $7 million compared to $20 million in gains in the same period of 1996.

COSTS AND EXPENSES

   Operating expenses increased $8 million (12%) in the first half of 1997 as compared with the 1996 period, primarily due to increased production activity. Exploration expenses increased $8 million (20%) in the first six months of 1997 compared with the same period of 1996, primarily reflecting increased exploration activities worldwide. Depreciation, depletion and amortization (DD&A) expense increased $10 million (8%), primarily reflecting the increase in production volumes discussed earlier.

CORPORATE AND OTHER

   The corporate and other segment's IBIT before non-recurring charges increased $3 million to $13 million in the first half of 1997 as compared to the first half of 1996.
As discussed in Note 5 to the Consolidated Financial Statements, included in the results for the first six months of 1997 is a non-recurring charge of $675 million, primarily reflecting the impact of Enron's amended J-Block contract in the U. K.

MINORITY INTERESTS

   Minority interests decreased to $36 million in the second half of 1997 from $38 million in the comparable prior period, primarily due to lower net income from EOG, partially offset by increased net income from EPP.

DIVIDENDS ON COMPANY-OBLIGATED PREFERRED SECURITIES OF
SUBSIDIARIES

   Dividends on company-obligated preferred securities of subsidiaries increased from $16 million in the first six months of 1996 to $31 million in the same period of 1997, primarily due to the issuance of $587 million of additional preferred securities during 1996 and the first half of 1997.

INCOME TAX EXPENSE (BENEFIT)

   Income taxes decreased during the first half of 1997 as compared with the same period of 1996 primarily as a result of pretax losses due to the non-recurring charges for the restructuring of Enron's J-Block contract and for depressed
MTBE margins on committed production.

OUTLOOK

   During the remainder of 1997 and through 1998, Enron anticipates continued strong growth performance from its wholesale electricity business, production increases from EOG and completion of key power projects by the international operations and development segment and by Enron Renewable Energy Corp.

   Enron has recently revised downward its expectations of primary earnings per share for the years 1997 and 1998 and removed official targets for years 1999 and beyond. The 1997 downward revision reflects the impact of three factors:
(1) interest requirements on the debt incurred in connection with the J-Block contract settlement; (2) delay of a planned divestiture of Enron's interest in EOTT; and (3) increased exposure to oil and gas prices by the exploration and production segment due to the removal of hedges at the EOG and Enron Corp. levels and uncertainty of commodity prices.

FINANCIAL CONDITION

   Cash used in operating activities totaled $523 million during the first half of 1997 as compared to $126 million of cash provided by operating activities during the same period in 1996. The 1997 amount reflects payments made in connection with the J-Block settlement and higher working capital requirements. Partially offsetting the impact of these payments were lower funds used in price risk management activities.

   Cash used in investing activities totaled $647 million during the first half of 1997 as compared to $385 million during the same period in 1996. The increase primarily reflects increased capital expenditures, partially offset by increased proceeds from the sale of assets and investments.

   Cash provided by financing activities totaled $1,125
million during the first half of 1997 as compared to $277 million during the same period in 1996. During the first half of 1997, net issuances of short- and long-term debt totaled $1,065 million. Additionally, $372 million of company-obligated preferred securities of subsidiaries was issued. Proceeds from these issuances were used primarily to fund payments made in connection with the J-Block settlement and CATS litigation and for capital and other expenditures. These amounts were partially offset by net repurchases of $84 million of Enron and EOG common stock in the open market during the first half of 1997.
Enron has announced its intention to repurchase up to 10 million shares of its common stock in the open market during the second half of 1997.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

   Total capitalization at June 30, 1997 was $9.7 billion. Debt as a percentage of total capitalization was 46.8% at June 30, 1997 as compared to 39.8% at year-end 1996 and 39.6% at March 31, 1997. The increase from year-end primarily reflects decreased retained earnings and the increased debt incurred related to the J-Block settlement and the CATS litigation. Giving effect to the merger with PGC on July 1, 1997 and assuming the mandatory conversion in late 1998 of 10.5 million Exchangeable Notes into EOG shares held by Enron, the proforma debt to capitalization percentage would be approximately 43.1% at June 30, 1997.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Enron believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, the pace of deregulation of retail natural gas and electricity markets in the United States, the timing and extent of changes in commodity prices for crude oil, natural gas, electricity and interest rates, the extent of EOG's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Stockholders of Enron Corp. was held on May 6, 1997 in Houston, Texas, for the purpose of electing a board of directors and approving the Amended and Restated Enron Corp. 1991 Stock Plan and the appointment of auditors. In addition, a proposal was introduced by a stockholder to adopt a policy of cumulative voting for all elections of directors by stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's solicitations.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

  Nominee                 Shares FOR   Shares WITHHELD

Robert A. Belfer          223,701,962      8,762,567
Norman P. Blake, Jr.      229,688,120      2,776,409
Ronnie C. Chan            223,150,689      9,313,840
John H. Duncan            229,670,543      2,793,986
Joe H. Foy                222,758,277      9,706,252
Wendy L. Gramm            229,773,097      2,691,432
Robert K. Jaedicke        229,572,191      2,892,338
Kenneth L. Lay            229,784,272      2,680,257
Charles A. LeMaistre      229,563,971      2,900,558
Jeffrey K. Skilling       229,737,988      2,726,541
John A. Urquhart          223,551,745      8,912,784
John Wakeham              229,632,460      2,832,069
Charls E. Walker          229,602,896      2,861,633
Herbert S. Winokur, Jr.   229,680,738      2,783,791

(b) The Amended and Restated Enron Corp. 1991 Stock Plan was approved by the following vote:

     Shares FOR     Shares AGAINST    Shares ABSTAINING
     208,897,096      21,040,814         2,526,619

(c) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

     Shares FOR     Shares AGAINST    Shares ABSTAINING
     229,658,938       1,701,209          1,104,382

(d) The stockholder proposal to adopt a policy of cumulative voting for all elections of directors by stockholders was defeated by the following vote:

     Shares FOR   Shares AGAINST   Shares ABSTAINING   Broker NON-VOTES
     58,847,046     143,570,084       4,036,604           26,010,795

          PART II.  OTHER INFORMATION - (Concluded)
                ENRON CORP. AND SUBSIDIARIES



ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 11     Calculation of Earnings Per Share

     Exhibit 12     Computation of Ratio of Earnings to
                    Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed June 5, 1997 to announce the settlement of contractual issues involving the J-Block contract.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  August 13, 1997     By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Senior Vice President and
                                Chief Accounting and Information
                                Officer
                               (Principal Accounting Officer)