Form 10-Q
period 1997-09-30
ENRON CORP/OR/
filed 1997-11-14
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997



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

            Class                Outstanding at October 31, 1997

  Common Stock, No Par Value            298,960,846 shares




                           1 of 30

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Statement of Income - Three
           Months Ended September 30, 1997 and 1996 and
           Nine Months Ended September 30, 1997 and 1996 3 Consolidated Balance Sheet - September 30, 1997
           and December 31, 1996                              4
       Consolidated Statement of Cash Flows - Nine
           Months Ended September 30, 1997 and 1996           6
       Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     12

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                 29

   ITEM 6. Exhibits and Reports on Form 8-K                  29


                PART I. FINANCIAL INFORMATION - (Continued)

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF INCOME
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)


                                           Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                             1997      1996       1997      1996

Revenues                                    $5,806    $3,225    $14,401    $9,240
Costs and Expenses
  Cost of gas, electricity and other
   products                                  4,927     2,472     12,270     7,124
  Operating expenses                           418       378        999       956
  Oil and gas exploration expenses              22        24         68        62
  Depreciation, depletion and
   amortization                                169       116        418       346
  Taxes, other than income taxes                45        29        114        98
  Contract restructuring charge                  -         -        675         -
                                             5,581     3,019     14,544     8,586

Operating Income (Loss)                        225       206       (143)      654
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                                 57        35        138       106
  Other income, net                             29        21        197       182
Income Before Interest, Minority Interests
 and Income Taxes                              311       262        192       942
Interest and Related Charges, net              122        66        271       200
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                     19         8         50        24
Minority Interests                              22        17         58        55
Income Tax Expense (Benefit)                    14        48       (123)      210
Net Income (Loss)                              134       123        (64)      453
Preferred Stock Dividends                        5         4         13        12
Earnings (Loss) on Common Stock             $  129    $  119    $   (77)   $  441

Earnings (Loss) Per Share of Common Stock
  Primary                                   $ 0.44    $ 0.48    $ (0.29)   $ 1.79

  Fully Diluted                             $ 0.42    $ 0.45    $ (0.29)   $ 1.68

Average Number of Common Shares Used in
 Primary Computation                           294       247        264       246



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                 September 30,   December 31,
                                                      1997           1996

ASSETS

Current Assets
  Cash and cash equivalents                        $   194        $   256
  Trade receivables                                  1,755          1,841
  Other receivables                                    823            414
  Assets from price risk management activities       1,127            841
  Other                                                865            627
     Total Current Assets                            4,764          3,979

Investments and Other Assets
  Investments in unconsolidated subsidiaries         2,305          1,701
  Assets from price risk management activities       1,930          1,632
  Goodwill                                           1,666             87
  Other                                              3,116          1,626
     Total Investments and Other Assets              9,017          5,046

Property, Plant and Equipment, at cost              13,476         11,348
  Less accumulated depreciation, depletion
   and amortization                                  4,447          4,236
     Net Property, Plant and Equipment               9,029          7,112

Total Assets                                       $22,810        $16,137



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                 September 30,   December 31,
                                                      1997           1996

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                 $ 2,036        $ 2,035
  Liabilities from price risk management
   activities                                          839          1,029
  Other                                                750            644
     Total Current Liabilities                       3,625          3,708

Long-Term Debt                                       6,931          3,349

Deferred Credits and Other Liabilities
  Deferred income taxes                              2,270          2,290
  Liabilities from price risk management
   activities                                        1,556            980
  Other                                              1,629            740
     Total                                           5,455          4,010

Minority Interests                                     767            755

Company-Obligated Preferred Securities of
 Subsidiaries                                          993            592

Shareholders' Equity
  Second preferred stock, cumulative, no par
   value and $1 par value, respectively                134            137
  Common stock, no par value and $0.10 par
   value, respectively                               3,755             26
  Additional paid in capital                             -          1,870
  Retained earnings                                  1,750          2,007
  Cumulative foreign currency translation
   adjustment                                         (129)          (127)
  Common stock held in treasury                       (306)           (30)
  Other (including Flexible Equity Trust)             (165)          (160)
     Total                                           5,039          3,723

Total Liabilities and Shareholders' Equity         $22,810        $16,137



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                       1997       1996
Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income (loss)                                  $   (64)     $ 453
  Depreciation, depletion and amortization               418        346
  Oil and gas exploration expenses                        68         62
  Deferred income taxes                                 (193)       163
  Gain on sales of assets                               (129)      (177)
  Changes in components of working capital              (427)       111
  Net assets from price risk management activities      (198)      (240)
  Amortization of production payment transaction         (32)       (33)
  Other, net                                             (31)      (199)
Net Cash Provided by (Used in) Operating Activities     (588)       486
Cash Flows From Investing Activities
  Proceeds from sale of investments and other
   assets                                                441        348
  Capital expenditures                                  (953)      (518)
  Equity investments                                    (692)      (664)
  Business acquisitions, net of cash acquired
   (see Note 4)                                          (77)         -
  Other, net                                            (215)       (58)
Net Cash Used in Investing Activities                 (1,496)      (892)
Cash Flows From Financing Activities
  Net increase in short-term borrowings                  723        466
  Issuance of long-term debt                           2,059        172
  Repayment of long-term debt                           (419)      (142)
  Issuance of common stock                                 -        102
  Issuance of company-obligated preferred
   securities of subsidiaries                            372         15
  Dividends paid                                        (255)      (206)
  Net (acquisition) disposition of treasury stock       (396)       (19)
  Other, net                                             (62)         8
Net Cash Provided by Financing Activities              2,022        396
Decrease in Cash and Cash Equivalents                    (62)       (10)
Cash and Cash Equivalents, Beginning of Period           256        115
Cash and Cash Equivalents, End of Period             $   194      $ 105


Changes in Components of Working Capital
  Receivables                                        $   (95)     $ 235
  Payables                                              (124)       (86)
  Other                                                 (208)       (38)
                                                     $  (427)     $ 111


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

2. PRICE RISK MANAGEMENT AND DERIVATIVE FINANCIAL
   INSTRUMENTS

   As more fully discussed in Notes 1 and 3 to the Consolidated Financial Statements included in Enron's Form 10-K, Enron engages in price risk management activities for trading and non-trading purposes. Derivative and other financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method, under which changes in the market value of outstanding derivatives and other financial instruments are recognized as gains or losses in the period of change. Derivative and other financial instruments are also utilized for non-trading purposes to hedge the impact of market fluctuations on assets, liabilities, production and other contractual commitments. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the derivative are recognized as gains or losses. If the hedged item is sold, the value of the derivative or other financial instrument is recognized in income. Gains and losses on derivative financial instruments used for hedging purposes are recognized in the Consolidated Income Statement in the same manner as the hedged item and are recognized in the Consolidated Balance Sheet as other assets or liabilities. The cash flow impact of derivative and other financial instruments used for trading and non-trading purposes is reflected as cash flows from operating activities in the Consolidated Statement of Cash Flows.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first nine months of 1997 and 1996 was $43 million and $78 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $282 million and $205 million, respectively.

4. BUSINESS ACQUISITIONS

   Effective July 1, 1997, Enron merged with Portland
General Corporation (PGC) in a stock-for-stock transaction.
PGC, through its wholly-owned subsidiary Portland General
Electric Company (PGE), serves retail electric customers in northwest Oregon as well as wholesale electricity customers throughout the western United States. Enron issued approximately 50.5 million common shares, valued at $36.88 per share, to shareholders of PGC in a ratio of 0.9825 shares of Enron common stock for each share of PGC common stock and assumed PGC's outstanding debt of approximately
$1.1 billion.

   The acquisition of PGC by Enron has been accounted for using the purchase method of accounting as of the effective date of the merger. Accordingly, the purchase price has been allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The excess of the aggregate purchase price over estimated fair value of the net assets acquired, approximately $1.5 billion, has been reflected as goodwill in the Consolidated Financial
Statements and is being amortized on a straight-line basis over 40 years. Additionally, in January 1997, Enron acquired certain renewable energy businesses for $119 million in cash, Enron and subsidiary stock and notes.
Assets acquired, liabilities assumed and consideration paid as a result of businesses acquired were as follows (in millions):


Fair value of assets acquired, other than cash   $ 3,494
Goodwill                                           1,588
Fair value of liabilities assumed                 (3,086)
Common stock of Enron and subsidiary issued       (1,919)
   Net cash paid                                 $    77

   The allocation of purchase price related to the determination of reserves for certain contractual obligations, estimated environmental and other obligations and the effect of PGE's disaggregation plan filed with the Oregon Public Utilities Commission (OPUC), as discussed below, on the value of PGE's generating assets is preliminary pending completion of Enron's final studies and evaluations.

   The following summary presents unaudited pro forma consolidated results of operations as if the business acquisitions had occurred at the beginning of each period presented. The pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

                                         Nine Months Ended
                                           September 30,
(In millions, except per share amounts)    1997      1996

Revenues                                 $15,078   $10,034
Income Before Interest, Minority
 Interests and Income Taxes                  350     1,158
Net Income (Loss)                            (12)      529
Earnings (Loss) per Common Share           (0.08)     1.75

   PGE applies accounting standards that recognize the economic effects of regulation, and accordingly, has recorded regulatory assets and liabilities related to its operations. At September 30, 1997, net regulatory assets of PGE were $539 million.

   On September 2, 1997, pursuant to the OPUC's condition to its approval of the Enron/PGC merger, PGE submitted to the OPUC a Customer Choice Plan to open its service territory to competition. This plan will separate PGE's potentially competitive businesses, primarily generation, from its regulated businesses and allow customers to choose their energy provider. Enron is unable to predict what changes may be required by the OPUC for approval or when the OPUC will approve a Customer Choice Plan.

   Trojan Nuclear Plant. PGE is a 67.5% owner of Trojan Nuclear Plant (Trojan). In early 1993, PGE ceased commercial operation of the nuclear plant. Since plant closure, PGE has committed itself to a safe and economical transition toward a decommissioned plant. PGE has received approval of its decommissioning plan submitted to the Nuclear Regulatory Commission and Oregon Energy Facilities Siting Council. PGE's remaining cost to decommission and close Trojan of $343 million has been reflected in other non-current liabilities in the Consolidated Balance Sheet at September 30, 1997.

   In March 1995, the OPUC issued an order authorizing PGE to recover all of the estimated costs of decommissioning Trojan and 87% of its remaining investment in the plant. At September 30, 1997, PGE's regulatory asset related to recovery of Trojan costs from customers was $519 million. Amounts are to be collected over Trojan's original license period ending in 2011. The OPUC's order and the agency's authority to grant recovery of the Trojan investment under Oregon law are being challenged in state courts. Enron believes that the ultimate resolution of this matter will not have a materially adverse impact on its financial position or the results of operations.

5. SETTLEMENT OF CONTRACTUAL ISSUES

   On June 2, 1997, Enron announced the settlement of all contractual issues involving the J-Block contract in the U.K. North Sea with the J-Block producers, Phillips Petroleum Company United Kingdom Limited, BG Exploration & Production Limited and Agip (U. K.) Limited. As reported in the Form 10-K, the J-Block contracts are long-term gas contracts that an Enron subsidiary entered into in March 1993 with the J-Block producers. As a consideration for the settlement, Enron made a cash payment of approximately $440 million to the producers. Enron recorded a second quarter non-recurring contract restructuring charge of $675 million
($450 million after tax), primarily reflecting the impact of the amended contract under current market conditions.

   Under the terms of the settlement agreement, the former take-or-pay depletion contract was amended to become a firm long-term supply contract, and the fixed contract price for J-Block gas has been reduced to reflect current market conditions for long-term gas sales contracts in the U.K.
gas market. The settlement concluded all J-Block litigation between Enron and the J-Block producers.

6. LITIGATION AND CONTINGENCIES

   On June 3, 1997, the London Commercial Court ruled in favor of the "CATS" parties in their dispute over the availability of the CATS (Central Area Transmission System) transportation facilities. As reported in the Form 10-K, the CATS parties sued Teesside Gas Transportation Limited
(TGTL), an Enron subsidiary, and Enron (on the basis of its guaranty of TGTL's obligations under the transportation agreement between TGTL and the CATS parties) for allegedly failing to make quarterly "send-or-pay" payments under the transportation agreement. TGTL had refused to make these payments based upon its position that the transportation facilities were not available as required by the contract. The effect of the Court's decision is that TGTL has released withheld "send-or-pay" payments to the CATS parties in the amount of approximately 81 million Pounds Sterling, plus interest and costs. This judgment has no effect on the above referenced settlement of the J-Block gas sales agreements. Enron is appealing the decision of the London Commercial Court in the CATS litigation. Enron believes that the ultimate resolution of this matter will not have a materially adverse effect on its financial position or results of operations.

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

   The Environmental Protection Agency (EPA) has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah
Site) in Decorah, Iowa, pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also commonly known as Superfund). The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. The EPA is interested in determining whether materials from the plant have adversely affected subsurface soils at the Decorah Site. Enron has entered into a consent order with the EPA by which it has agreed, although admitting no liability, to replace affected topsoil and remove impacted subsurface soils in certain areas of the tract where the plant was formerly located. To date, the EPA has identified no other potentially responsible parties with respect to this site. Enron believes that expenses incurred in connection with this matter will not have a materially adverse effect on its financial position or results of operations.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

Third Quarter 1997
vs. Third Quarter 1996

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron's third quarter 1997 net income increased to $134 million ($0.44 per share) as compared with $123 million ($0.48 per share) during the third quarter of 1996. Net income in the third quarter of 1997 benefited primarily from strong performances in the capital and trade resources and international operations and development segments. In addition, results from Portland General Electric are included in the 1997 period as a result of the merger effective July 1, 1997 (see Note 4 to the Consolidated Financial Statements). These increases were partially offset by decreased earnings from Gas Pipeline Group, losses in the retail energy services segment and increased interest expense, dividends on company-obligated preferred securities of subsidiaries and minority interests.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions).

                               Third Quarter     Increase
                               1997      1996   (Decrease)

Regulated Operations:
  Gas Pipeline Group           $ 71      $ 86      $(15)
  Portland General Electric      51         -        51
  Ventures Group                  9        12        (3)
Capital and Trade Resources      98        74        24
Retail Energy Services          (25)        -       (25)
International Operations and
 Development                     65        38        27
Exploration and Production       49        49         -
Corporate and Other              (7)        3       (10)

   Total                       $311      $262      $ 49

REGULATED OPERATIONS

   The regulated operations segment consists of Gas Pipeline Group, Portland General Electric and Ventures Group. Gas Pipeline Group includes Enron's interstate natural gas pipelines. The Portland General Electric group reflects results since the July 1, 1997 merger. Ventures Group includes construction of power, pipeline and liquids projects, management and operation of pipelines and clean fuels plants and Enron's investment in crude oil marketing and transportation operations conducted by EOTT Energy Partners, L.P. (EOTT).

Gas Pipeline Group

   IBIT for Gas Pipeline Group decreased $15 million in the third quarter of 1997 as compared to the same period in 1996.

                                    Third Quarter
                                    1997      1996
(In Millions)

Net Revenues                        $143      $163
Operating Expenses                    77        79
Depreciation & Amortization           16        17
Equity in Earnings                    11         8
Other Income, Net                     10        11
Income Before Interest & Taxes      $ 71      $ 86

   Revenues, net of cost of sales, of Gas Pipeline Group decreased $20 million (12%) during the third quarter of 1997 as compared to the same period in 1996, primarily due to the turnback of certain capacity at Transwestern Pipeline
Company (Transwestern) beginning in November 1996.

Portland General Electric

   Results for Portland General Electric have been included in Enron's Consolidated Financial Statements beginning July 1,
1997.  For the third quarter of 1997, Portland General
Electric realized IBIT of $51 million, as follows:

                               Third Quarter
                                    1997
(In Millions)

Revenues                            $386
Purchased Power & Fuel               221
Operating Expenses                    69
Depreciation & Amortization           45
Income Before Interest & Taxes      $ 51

   Statistics for Portland General Electric (including amounts for the third quarter of 1996 for comparative purposes only) are as follows:

                                         Third Quarter
                                         1997      1996
Electricity Sales (Thousand MWh)
  Residential                           1,391     1,358
  Commercial                            1,831     1,741
  Industrial                            1,093     1,004
     Total Retail                       4,315     4,103
  Wholesale                             8,556     2,913
     Total Electricity Sales           12,871     7,016

Resource Mix
  Coal                                      7%       13%
  Combustion Turbine                        5        14
  Hydro                                     4         6
     Total Generation                      16        33
  Firm Purchases                           77        54
  Secondary Purchases                       7        13
     Total Resources                      100%      100%

Average Variable Power Cost
(Millions/KWh)
  Generation                            $ 8.8     $ 7.4
  Firm Purchases                         19.2      14.7
  Secondary Purchases                    13.0       8.7
     Total Average Variable Power Cost   17.7      12.9

Retail Customers (end of period,
 thousands)                               681       661

Ventures Group

   IBIT for Ventures Group decreased $3 million in the third quarter of 1997 as compared to the same period in 1996.
This decrease is primarily due to losses incurred by EOTT as a result of lower crude oil gathering margins compared to earnings reported in the third quarter of 1996.

CAPITAL AND TRADE RESOURCES

   Enron Capital & Trade Resources (ECT) conducts energy commodity marketing, purchasing and financing activities and manages the portfolio of commitments arising from these activities. ECT's services can be categorized into three business lines: cash and physical, risk management and finance. The capital and trade resources segment's IBIT for the third quarter of 1997 increased $24 million from the same period in 1996. The following discussion analyzes the contributions to IBIT for each of these business lines.

   Statistics for ECT (including intercompany amounts) are as follows:

                                         Third Quarter
                                        1997       1996

Physical Volumes (Bbtue/d)(1)
Gas:
  United States                         7,321     6,935
  Canada                                2,353     1,445
  Europe                                  748       817
                                       10,422     9,197
  Transport Volumes                       456       600
     Total Gas Volumes                 10,878     9,797
Oil                                       684       289
Liquids                                   858     1,187
     Total Physical Volumes            12,420    11,273

Electricity Volumes Marketed
 (Thousand MWh)                        72,257    18,713

Financial Settlements (Notional)
 (Bbtue/d)                             51,953    35,965

Fixed Price Contract Market Activity
(Tbtue)(2)                                741       328

Production Payments and Financings
 Arranged (Millions)                  $   364   $   175

(1) Billion British thermal units equivalent per day.
(2) Trillion British thermal units equivalent.

   Cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of physical natural gas, liquids, electricity and other commodities, earnings from the management of ECT's contract portfolio and earnings related to the physical assets of ECT. Also reported in this business are the effects of actual settlements of ECT's long-term physical and notional quantity-based contracts. The cash and physical operations' earnings before overhead expenses were $10 million in the third quarter of 1997 and $19 million in the same period in 1996. This decline was primarily attributable to decreased earnings from North American commodity marketing and contract portfolio management. These declines were partially offset by increased earnings from the management of ECT's portfolio of European contracts and increased earnings from natural gas assets.

   The risk management operations consist of market origination activity on new long-term contracts
(transactions greater than one year) and restructuring of existing long-term contracts including income from development activity related to such contracts. Third quarter earnings before overhead expenses from this unit were $72 million in 1997 compared to $40 million in 1996.
Earnings from this unit increased primarily due to originations and related activities in the European market.

   ECT's finance operations provide capital to customers through various product offerings, and equity participation to third parties in various merchant banking investments. The finance operations had earnings before overhead expenses of $55 million in the third quarter of 1997 as compared to $42 million in 1996. The increase in earnings relates primarily to increased activity in the Canadian market.

   ECT's overhead expenses such as rent, systems expenses and other support group costs were $39 million in the third quarter of 1997 and $27 million in the same period in 1996.
This increase is primarily due to continued expansion into new markets and an increased volume of transactions.

RETAIL ENERGY SERVICES

   Enron's retail energy services are provided by Enron
Energy Services (EES), which was formed in late 1996 to serve the U.S. retail natural gas and electricity markets.
EES has participated successfully in selected natural gas and electric retail marketing pilots. EES reported a loss of $25 million in the third quarter of 1997 as a result of significant investments in the product development, regulatory and branding efforts of positioning EES to aggressively compete at the retail level.

   Enron expects that losses in the fourth quarter of 1997 will approximate those incurred in the third quarter. While no assurances can be given, Enron is evaluating the potential sale of up to 10% of its retail energy business in a private transaction in the fourth quarter of 1997, to offset these losses and in an effort to establish a valuation benchmark. An additional percentage may be sold in 1998.

INTERNATIONAL OPERATIONS AND DEVELOPMENT

   Enron's international operations and development activities are conducted by Enron International (EI). Such activities include the development of power, pipeline and other energy infrastructure in emerging markets. EI also manages and operates the projects once commercial operation has been achieved. In addition, EI provides merchant and finance products and services for third parties, including equity participation in energy infrastructure projects. The segment includes results of Enron Global Power & Pipelines L.L.C. (EPP) and Enron Americas, Inc.

   The segment's third quarter IBIT increased $27 million in the 1997 period compared to the same period in 1996, as follows:

                                    Third Quarter
                                    1997      1996
(In Millions)

Net Revenues                        $ 79      $ 30
Operating Expenses                    30        17
Equity in Earnings                    16        19
Other Income, Net                      -         6
Income Before Interest, Minority
 Interest & Taxes                   $ 65      $ 38

   The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues, net of cost of sales, for the international operations and development segment increased $49 million to $79 million in the third quarter of 1997 as compared with 1996, primarily reflecting an increase in earnings from EI's portfolio of capital investments and increased international merchant activities. The increase also reflects management fees earned in connection with the operation of power plants, which previously had been reported in the capital and trade resources segment.

COSTS AND EXPENSES

   Operating expenses increased $13 million (76%) in the third quarter of 1997 compared with the same period in 1996 due primarily to expenses related to the operation of power plants, which previously had been reported in the capital and trade resources segment.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries declined by $3 million (16%) in the third quarter of 1997 compared to the same period in 1996 due primarily to the 1996 sale of a portion of Enron's interest in Teesside, partially offset by earnings from Enron's increased ownership of CIESA.

EXPLORATION AND PRODUCTION

   Enron's exploration and production activities are conducted by Enron Oil & Gas Company (EOG). The exploration and production segment's IBIT was $49 million in both the third quarter of 1997 and the same period of 1996, as follows:

                                         Third Quarter
                                         1997      1996
(In Millions)

Net Revenues                             $193      $175
Operating Expenses                         51        41
Oil & Gas Exploration Expenses             22        24
Depreciation, Depletion & Amortization     72        60
Other Income (Expense), Net                 1        (1)
Income Before Interest, Minority
 Interest & Taxes                        $ 49      $ 49

   The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                               Third Quarter
                                               1997     1996
Natural Gas Volumes (MMcf/d) (1)
  North America (2)                             748       670
  Trinidad                                      115       104
  India                                          34         -
     Total                                      897       774
Average Natural Gas Prices ($/Mcf)
  North America (3)                           $1.91     $1.70
  Trinidad                                     1.04      1.00
  India                                        2.93         -
     Composite                                 1.84      1.60
Crude Oil/Condensate Volumes (MBbl/d) (1)
  North America                                14.8      10.8
  Trinidad                                      3.4       4.5
  India                                         2.4       2.4
     Total                                     20.6      17.7
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                              $18.88    $21.29
  Trinidad                                    18.91     19.73
  India                                       18.21     19.60
     Composite                                18.81     20.67

(1) Million cubic feet per day or thousand barrels per day, as applicable.
(2) Includes 48 MMcf per day for the three-month periods ended September 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(3) Includes an average equivalent wellhead value of $1.14/Mcf and $0.91/Mcf for the three-month periods ended September 30, 1997 and 1996, respectively, for the volumes described in note (2), net of transportation costs.

NET REVENUES

   The exploration and production segment's revenues, net of gas sold in connection with natural gas marketing, increased $18 million (10%) during the third quarter of 1997 as compared to the same period in 1996. Wellhead revenues increased 28% to $192 million in the third quarter of 1997 as compared to $150 million in the third quarter of 1996. This increase primarily reflects increased worldwide natural gas volumes and increased average wellhead prices for natural gas, partially offset by lower crude oil and condensate volumes in Trinidad and lower overall crude oil and condensate average wellhead prices compared to the third quarter of 1996.

   Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenues by $2 million during the third quarter of 1997, compared to an $18 million increase in the third quarter of 1996. This decrease reflected revenue reductions of $5 million related to natural gas commodity price hedging activities in the third quarter of 1997 compared to a $17 million increase in the comparable prior period, as well as a decrease in margins due to higher costs of natural gas delivered in 1997.

COSTS AND EXPENSES

   Operating expenses, including taxes other than income taxes, increased $10 million (24%) in the third quarter of 1997 as compared with the 1996 quarter, primarily due to continually expanded operations and increases in production activity.

   Depreciation, depletion and amortization (DD&A) expense increased $12 million (20%), primarily reflecting the increase in production volumes previously discussed.

CORPORATE AND OTHER

   The corporate and other segment realized a loss of $7
million in the third quarter of 1997 compared to IBIT of $3 million in the third quarter of 1996. The third quarter
1996 results include an $11 million gain from the sale of
0.6 million EOG shares held by Enron.

INTEREST AND RELATED CHARGES, NET

   Interest and related charges, net increased from $66 million in the third quarter of 1996 to $122 million in the third quarter of 1997, primarily due to the increase in debt, including the assumption of $1.1 billion of debt in connection with the PGC merger and debt incurred for payments made in connection with the J-Block settlement and CATS send-or-pay payments.

DIVIDENDS ON COMPANY-OBLIGATED PREFERRED SECURITIES OF
SUBSIDIARIES

   Dividends on company-obligated preferred securities of subsidiaries increased from $8 million in the third quarter of 1996 to $19 million in the same period of 1997, primarily due to the issuance of $587 million of additional preferred securities during 1996 and the first nine months of 1997. Company-obligated preferred securities of subsidiaries also increased by $29 million at July 1, 1997 for securities of PGE.

MINORITY INTERESTS

   Minority interests increased to $22 million in the third quarter of 1997 from $17 million in the comparable prior period, primarily due to increased earnings from EPP.

INCOME TAX EXPENSE (BENEFIT)

   Income taxes decreased during the third quarter of 1997 as compared to the third quarter of 1996 primarily as a result of decreased pretax income and tax benefits recognized from differences in financial and tax basis in assets.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997
vs. Nine Months Ended September 30, 1996

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

CONSOLIDATED NET INCOME

   Enron reported a net loss of $64 million ($0.29 per share) for the first nine months of 1997 compared with net income of $453 million ($1.79 per share) during the same period in 1996. Included in the results for the first nine months of 1997 are non-recurring charges of $675 million (pretax) primarily to reflect the impact of Enron's amended J-Block contract and $100 million (pretax) to reflect depressed MTBE margins on committed production. The capital and trade resources and international operations and development segments contributed improved income before interest, minority interests and income taxes for the nine months ended September 30, 1997. In addition, results from Portland General Electric are included in the 1997 period as a result of the merger effective July 1, 1997 (see Note 4 to the Consolidated Financial Statements). These increases were offset by decreased earnings from Gas Pipeline Group, Ventures Group and the exploration and production segment, losses realized by the newly formed retail energy services segment and increased interest and related charges and dividends on company-obligated preferred securities of subsidiaries. An income tax benefit partially offset the effect of the non-recurring charges.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

   The following table presents IBIT for each of Enron's operating segments (in millions).

                                Nine Months      Increase
                               1997      1996   (Decrease)

Regulated Operations:
  Gas Pipeline Group           $381      $393     $ (12)
  Portland General Electric      51         -        51
  Ventures Group                (73)       39      (112)
Capital and Trade Resources     280       224        56
Retail Energy Services          (64)        -       (64)
International Operations and
 Development                    165       117        48
Exploration and Production      121       156       (35)
Corporate and Other            (669)       13      (682)

   Total                      $ 192      $942     $(750)

REGULATED OPERATIONS

Gas Pipeline Group

   Gas Pipeline Group realized a $12 million decrease in IBIT for the first nine months of 1997 as compared to the same period in 1996, as follows:

                                  Nine Months Ended
                                    September 30,
                                    1997      1996
(In Millions)

Net Revenues                        $488      $537
Operating Expenses                   226       245
Depreciation & Amortization           50        51
Equity in Earnings                    29        25
Other Income, Net                    140       127
Income Before Interest & Taxes      $381      $393

   The following discussion analyzes the significant changes in the various components of IBIT for Gas Pipeline Group.

NET REVENUES

   Revenues, net of cost of sales, of Gas Pipeline Group decreased $49 million (9%) during the first nine months of 1997 as compared to the same period in 1996. The decrease primarily reflects the turnback of certain capacity at Transwestern beginning in November 1996.

COSTS AND EXPENSES

   Operating expenses of Gas Pipeline Group decreased by $19 million (8%) during the first nine months of 1997 as compared to the same period in 1996. The decrease primarily reflects a reduction of regulatory surcharges and timing of field operations expenses at Northern Natural Gas Company.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries increased by $4 million to $29 million during the first nine months of 1997 as compared to the same period in 1996, reflecting increased earnings from Citrus Corp.

   Other income, net, increased $13 million to $140 million, primarily due to gains related to the disposition of non-strategic natural gas processing and gathering facilities.

Portland General Electric

   Portland General Electric contributed $51 million in IBIT to the nine months 1997 consolidated results, following the merger on July 1, 1997. See Note 4 to the Consolidated
Financial Statements. For information regarding the Portland General Electric results, see "Results of
Operations" for the third quarter.

Ventures Group

   Ventures Group reported a loss before interest and taxes of $73 million for the first nine months of 1997, compared with IBIT of $39 million in the comparable prior year period. The 1997 results reflect primarily the $100 million charge to reflect depressed MTBE margins on committed production. In addition, earnings from EOTT decreased due to lower crude oil gathering margins in the first nine months of 1997.

CAPITAL AND TRADE RESOURCES

   The capital and trade resources segment reported a $56 million increase in income before interests, minority interests and income taxes for the nine months ended
September 30, 1997 as compared to the same period in 1996.
The following discussion analyzes the contributions to IBIT by each of the business lines in this segment.

   Statistics for ECT (including intercompany amounts) are as follows:

                                       Nine Months Ended
                                         September 30,
                                         1997      1996

Physical Volumes (Bbtue/d)
Gas:
  United States                         7,749     6,894
  Canada                                2,195     1,330
  Europe                                  594       275
                                       10,538     8,499
Transport Volumes                         451       537
     Total Gas Volumes                 10,989     9,036
Oil                                       600       292
Liquids                                 1,061     1,187
     Total Physical Volumes            12,650    10,515

Electricity Volumes Marketed
 (Thousand MWh)                       144,185    39,589

Financial Settlements (Notional)
 (Bbtue/d)                             45,865    33,513

Fixed Price Contract Market Activity
 (Tbtue)                                1,894     1,407

Production Payments and Financings
 Arranged (Millions)                  $   434    $  647

   Cash and physical operations earnings before overhead expenses were $166 million and $149 million in the first nine months of 1997 and 1996, respectively. This increase was primarily attributable to increased earnings from the management of ECT's European contract portfolio, partially offset by a decrease in North American commodity marketing and contract portfolio management.

   Earnings before overhead expenses for the risk management business were $133 million in the first nine months of 1997 and $100 million in the same period in 1996. Earnings from this unit were generated primarily from originations and related activities in the European market, partially offset by lower originations from long-term contracts in North America for both gas and power.

   ECT's finance operations had earnings before overhead expenses of $79 million in the first nine months of 1997 compared with $56 million for the same period in 1996. The
1997 earnings related primarily to increased earnings from ECT's investment portfolio and increased activity in the Canadian market.

   ECT's overhead expenses were $98 million in the first nine months of 1997 and $81 million in the same period in 1996. The increase is primarily due to continued expansion into new markets and an increased volume of transactions.

RETAIL ENERGY SERVICES

   EES reported a loss of $64 million in the first nine months of 1997 as a result of significant investments in the product development, regulatory and branding efforts of positioning EES to compete at the retail level.

INTERNATIONAL OPERATIONS AND DEVELOPMENT

   The international operations and development segment's
IBIT increased $48 million in the first nine months of 1997 compared to the same period in 1996, as follows:

                                  Nine Months Ended
                                    September 30,
                                    1997      1996
(In Millions)

Net Revenues                        $176      $ 94
Operating Expenses                    84        60
Equity in Earnings                    59        65
Other Income, Net                     14        18
Income Before Interest & Taxes      $165      $117

   The following discussion analyzes the significant changes in the segment's results.

NET REVENUES

   Revenues, net of cost of sales, for the international operations and development segment increased by $82 million
(87%) in the first nine months of 1997 as compared with 1996. This increase primarily resulted from an increase in earnings from EI's portfolio of capital investments, increased international merchant activities and earnings from the development of the Guam power project. The increase also reflects management fees earned in connection with operation of power plants, which previously had been reported in the capital and trade resources segment.

COSTS AND EXPENSES

   Operating expenses increased $24 million (40%) during the first nine months of 1997 as compared to the first nine months of 1996 due primarily to expenses related to the operation of power plants, which previously had been reported in the capital and trade resources segment.

OTHER INCOME AND DEDUCTIONS

   Equity in earnings of unconsolidated subsidiaries decreased $6 million to $59 million in the first nine months of 1997, primarily as a result of the 1996 sale of a portion of Enron's interest in Teesside, partially offset by earnings from Enron's increased ownership of CIESA.

EXPLORATION AND PRODUCTION

   The exploration and production segment's IBIT decreased to $121 million in the first nine months of 1997 from $156 million in the same period of 1996, as follows:

                                       Nine Months Ended
                                         September 30,
                                         1997      1996
(In Millions)

Net Revenues                             $545      $533
Operating Expenses                        155       131
Oil & Gas Exploration Expenses             68        62
Depreciation, Depletion & Amortization    204       182
Other Income (Expense), Net                 3        (2)
Income Before Interest, Minority
 Interest & Taxes                        $121      $156

   The following discussion analyzes the significant changes in the segment's results.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                             Nine Months Ended
                                                September 30,
                                                1997     1996
Natural Gas Volumes (MMcf/d)
  North America (1)                              756       695
  Trinidad                                       114       126
  India                                           11         -
     Total                                       881       821
Average Natural Gas Prices ($/Mcf)
  North America (2)                            $2.09     $1.72
  Trinidad                                      1.04      1.00
  India                                         2.93         -
     Composite                                  1.96      1.61
Crude Oil/Condensate Volumes (MBbl/d)
  North America                                 13.8      11.0
  Trinidad                                       3.5       5.6
  India                                          1.8       2.8
     Total                                      19.1      19.4
Average Crude Oil/Condensate Prices ($/Bbl)
  North America                               $19.72    $20.09
  Trinidad                                     18.88     18.95
  India                                        20.78     19.09
     Composite                                 19.66     19.62

(1) Includes 48 MMcf per day for the nine-month periods ended September 30, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(2) Includes an average equivalent wellhead value of $1.61/Mcf and $0.86/Mcf for the nine-month periods ended September 30, 1997 and 1996, respectively, for the volumes described in note (1), net of transportation costs.

NET REVENUES

   The exploration and production segment's revenues, net of cost of gas sold, increased $12 million (2%) during the first nine months of 1997 as compared to the same period in 1996. Wellhead revenues increased 24% to $587 million in the first nine months of 1997 as compared to $472 million in the same period of 1996. This increase primarily reflects increased average wellhead prices for natural gas, crude oil and condensate and natural gas liquids and increased North America volumes compared to the first nine months of 1996.

   Other marketing activities associated with sales and purchases of natural gas, natural gas and crude oil price hedging and trading transactions and margins related to the volumetric production payment reduced net operating revenues by $55 million during the first nine months of 1997, compared to a $29 million increase in the first nine months of 1996. This decrease reflected revenue reductions of $47 million related to natural gas commodity price hedging activities in the first nine months of 1997 compared to a $17 million increase in the comparable prior period, as well as a decrease in margins due to higher costs of natural gas delivered in 1997.

COSTS AND EXPENSES

   Operating expenses, including taxes other than income taxes, for the exploration and production segment increased $24 million (18%) during the first nine months of 1997 as compared to the same period in 1996, primarily reflecting continually expanding operations and increases in production activity.

   DD&A expense increased $22 million (12%) primarily reflecting increased North America production volumes.

CORPORATE AND OTHER

   The corporate and other segment's IBIT before non-recurring charges decreased $7 million to $6 million in the first nine months of 1997 as compared to the first nine months of 1996. As discussed in Note 5 to the Consolidated Financial Statements, included in the results for the first nine months of 1997 is a non-recurring charge of $675 million, primarily reflecting the impact of Enron's amended J-Block contract in the U.K. The 1996 amount includes gains of $56 million related to the sale of 3.2 million shares of EOG stock held by Enron, partially offset by a $25 million reserve established for litigation contingencies.

INTEREST AND RELATED CHARGES, NET

   Interest and related charges, net, increased $71 million in the first nine months of 1997 compared to the same period a year ago, primarily due to the increase in debt, including the assumption of $1.1 billion debt in the PGC merger and debt incurred for payments made in connection with the J-Block settlement and CATS send-or-pay payments.

DIVIDENDS ON COMPANY-OBLIGATED PREFERRED SECURITIES OF
SUBSIDIARIES

   Dividends on company-obligated preferred securities of subsidiaries increased from $24 million in the first nine months of 1996 to $50 million in the same period of 1997, primarily due to the issuance of $587 million of additional preferred securities during 1996 and the first nine months of 1997. Company-obligated preferred securities of subsidiaries also increased by $29 million at July 1, 1997 for securities of PGE.

MINORITY INTERESTS

   Minority interests increased $3 million in the first nine months of 1997 from the comparable 1996 period, resulting from higher net income from EPP, partially offset by lower net income from EOG.

INCOME TAX EXPENSE (BENEFIT)

   Income taxes decreased during the first nine months of 1997 compared with the same period of 1996 primarily as a result of pretax losses due to the non-recurring charges for the restructuring of Enron's J-Block contract and for depressed MTBE margins on committed production.

FINANCIAL CONDITION

   Cash used in operating activities totaled $588 million during the first nine months of 1997 as compared to $486 million provided during the same period last year. The 1997 amount reflects payments made in connection with the J-Block settlement and higher working capital requirements. Partially offsetting the impact of these payments were lower funds used in price risk management activities.

   Cash used in investing activities totaled $1,496 million during the first nine months of 1997 as compared to $892 million during the same period in 1996. The increase primarily reflects increased capital expenditures in the exploration and production segment, reflecting increased acquisitions and developmental drilling activities in North
America, as well as CATS send-or-pay payments.

   Cash provided by financing activities totaled $2,022 million during the first nine months of 1997 as compared to $396 million during the same period in 1996. During the first nine months of 1997, net issuances of debt totaled $2,363 million. Additionally, $372 million of company-obligated preferred securities of subsidiaries were issued. Proceeds from these issuances were used primarily to fund payments made in connection with the J-Block settlement and CATS send-or-pay payments and for capital and other expenditures. These amounts were partially offset by net repurchases of $396 million of Enron and EOG common stock in the open market during the first nine months of 1997.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

   On August 18, 1997, Enron and the Oversight Committee of the Board of Directors of EPP agreed to a merger whereby
Enron would purchase all outstanding EPP common shares not already owned by Enron. Under the proposal, the shareholders of EPP other than Enron would receive Enron common stock having a market value (based on the average trading price of Enron common stock for a 20 trading day period prior to the completion of the merger) of $35 per share. The merger proposal has been sent to, and will be submitted to a vote at a meeting of, the EPP shareholders, which meeting is scheduled for November 18, 1997.

   A lawsuit was filed on November 10, 1997 by one of EPP's shareholders seeking to enjoin the merger with Enron. EPP and Enron believe that the lawsuit is without merit and does not take into consideration the lengthy and careful arm's length negotiating process which led to the approval of the merger agreement by a unanimous vote of EPP's independent Oversight Committee, which is composed of independent directors on EPP's board. EPP and Enron intend to vigorously defend against the allegations in the litigation.

   Total capitalization at September 30, 1997 was $13.7 billion. Debt as a percentage of total capitalization was 50.5% at September 30, 1997 as compared to 39.8% at year-end 1996 and 46.8% at June 30, 1997. The increase primarily reflects increased debt, partially offset by the issuance of
50.5 million common shares in connection with the PGC merger (see Note 4 to the Consolidated Financial Statements). Assuming the mandatory conversion in late 1998 of 10.5 million Exchangeable Notes into EOG shares held by Enron, the pro forma debt to capitalization percentage would be approximately 49.4% at September 30, 1997.

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

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 3 to Consolidated Financial
Statements entitled "Litigation and Contingencies," which is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 10 Remarketing Agreement, dated as of November 6, 1997, by and between Enron Corp. and Merrill
                    Lynch & Co., Merrill Lynch, Pierce, Fenner &
                    Smith Incorporated

     Exhibit 11     Calculation of Earnings Per Share

     Exhibit 12     Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed July 15, 1997 to report the completion of the merger with Portland
     General Corporation as of July 1, 1997.

     Current Report on Form 8-K filed August 29, 1997 to present June 30, 1997 pro formas for the merger with Portland General Corporation as of July 1, 1997.

     Current Report on Form 8-K filed September 17, 1997 to include financial statements of Portland General
     Corporation as of June 30, 1997.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  November 13, 1997   By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Senior Vice President and Chief
                                Accounting and Information Officer
                               (Principal Accounting Officer)