Form 10-Q
period 1998-03-31
ENRON CORP/OR/
filed 1998-05-15
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998



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

            Class               Outstanding at April 30, 1998

  Common Stock, No Par Value          311,611,708 shares






                          1 of 25

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Income Statement - Three
         Months Ended March 31, 1998 and 1997                   3
        Consolidated Balance Sheet - March 31, 1998
         and December 31, 1997                                  4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1998 and 1997                   6
        Notes to Consolidated Financial Statements              7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations      12


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                   24

   ITEM 6. Exhibits and Reports on Form 8-K                    24

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                   1998        1997

Revenues                                          $5,682      $5,344
Costs and Expenses
  Cost of gas, electricity and other products      4,559       4,632
  Operating expenses                                 437         273
  Oil and gas exploration expenses                    34          22
  Depreciation, depletion and amortization           182         124
  Taxes, other than income taxes                      58          36
                                                   5,270       5,087
Operating Income                                     412         257
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                                       44          41
  Gains on sales of assets and investments             -         117
  Other income, net                                   15          14
Income before Interest, Minority Interests
 and Income Taxes                                    471         429
Interest and Related Charges, net                    133          70
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                           19          15
Minority Interests                                    25          19
Income Taxes                                          80         103
Net Income                                           214         222
Preferred Stock Dividends                              4           4

Earnings on Common Stock                          $  210      $  218

Earnings per Share of Common Stock
  Basic                                           $ 0.69       $ 0.88
  Diluted                                         $ 0.65       $ 0.81

Average Number of Common Shares Used in
 Computation
  Basic                                              305         248
  Diluted                                            330         273



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                 March 31,  December 31,
                                                   1998        1997

ASSETS

Current Assets
  Cash and cash equivalents                      $   173     $   170
  Trade receivables                                1,636       1,697
  Other receivables                                  569         454
  Assets from price risk management activities     2,273       1,577
  Other                                              737         771
     Total Current Assets                          5,388       4,669

Investments and Other Assets
  Investments in and advances to unconsolidated
   subsidiaries                                    2,649       2,656
  Assets from price risk management activities     1,546       1,352
  Goodwill                                         1,883       1,910
  Other                                            4,007       3,665
     Total Investments and Other Assets           10,085       9,583

Property, Plant and Equipment, at cost            13,942      13,742
  Less accumulated depreciation, depletion
   and amortization                                4,695       4,572
     Net Property, Plant and Equipment             9,247       9,170

Total Assets                                     $24,720     $23,422



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                 March 31,   December 31,
                                                   1998         1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $ 2,075     $ 2,119
  Liabilities from price risk management
   activities                                      2,158       1,476
  Other                                              669         817
     Total Current Liabilities                     4,902       4,412

Long-Term Debt                                     6,835       6,254

Deferred Credits and Other Liabilities
  Deferred income taxes                            2,158       2,039
  Liabilities from price risk management
   activities                                      1,149       1,190
  Other                                            1,716       1,769
     Total                                         5,023       4,998

Minority Interests                                 1,153       1,147

Company-Obligated Preferred Securities of
 Subsidiaries                                        993         993
Shareholders' Equity
  Second preferred stock, cumulative, no par value   133         134
  Common stock, no par value                       4,230       4,224
  Retained earnings                                1,989       1,852
  Cumulative foreign currency translation
   adjustment                                       (147)       (148)
  Common stock held in treasury                     (256)       (269)
  Other (including Flexible Equity Trust)           (135)       (175)
     Total                                         5,814       5,618

Total Liabilities and Shareholders' Equity       $24,720     $23,422


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                     1998        1997

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                         $ 214       $ 222
  Depreciation, depletion and amortization             182         124
  Oil and gas exploration expenses                      34          22
  Deferred income taxes                                 54          54
  Gains on sales of assets and investments             (27)       (107)
  Changes in components of working capital            (158)        (71)
  Net assets from price risk management activities    (249)       (228)
  Amortization of production payment transaction       (11)        (11)
  Other, net                                           113        (147)
Net Cash Provided by (Used in) Operating Activities    152        (142)
Cash Flows From Investing Activities
  Proceeds from sale of assets and investments           3         298
  Capital expenditures                                (288)       (214)
  Equity investments                                   (59)        (79)
  Other, net                                          (250)        (73)
Net Cash Used in Investing Activities                 (594)        (68)
Cash Flows From Financing Activities
  Net increase in short-term borrowings                623         373
  Issuance of long-term debt                             -          31
  Repayment of long-term debt                          (42)       (189)
  Issuance of company-obligated preferred securities
   of subsidiaries                                       -         172
  Issuance of common stock                               2           -
  Dividends paid                                       (99)        (83)
  Net (acquisition) disposition of treasury stock        3         (32)
  Other, net                                           (42)        (63)
Net Cash Provided by Financing Activities              445         209
Increase (Decrease) in Cash and Cash Equivalents         3          (1)
Cash and Cash Equivalents, Beginning of Period         170         256
Cash and Cash Equivalents, End of Period             $ 173       $ 255

Changes in Components of Working Capital
  Receivables                                        $ (54)      $ 453
  Payables                                             (44)       (448)
  Other                                                (60)        (76)
     Total                                           $(158)      $ (71)

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron's Annual Report on Form 10-K for the year ended December 31, 1997 (Form 10-K).

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

   Certain reclassifications have been made in the 1997 amounts to conform with the 1998 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In material respects, the businesses of Enron are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

2. BUSINESS ACQUISITIONS

   Effective July 1, 1997, Enron merged with Portland
General Corporation (PGC) in a stock-for-stock transaction and in November 1997, Enron acquired the minority interest in Enron Global Power & Pipelines L.L.C. (EPP) in a stock-for-stock transaction. Additionally, during 1997, Enron acquired renewable energy, telecommunications and energy management businesses for cash, Enron and subsidiary stock and notes.

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

   The following summary presents unaudited pro forma consolidated results of operations for the three months ended March 31, 1997 as if the business acquisitions had occurred at the beginning of 1997. The pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results (in millions, except per share amounts).

                                  Three Months Ended
                                    March 31,1997

Revenues                               $5,712
Income before interest, minority
 interests and income taxes               534
Net income                                272
Earnings per share
   Basic                               $ 0.87
   Diluted                             $ 0.81

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first quarter of 1998 and 1997 was $21 million and $9 million, respectively.
Cash paid for interest expense for the same periods, net of amounts capitalized, was $130 million and $81 million, respectively.

4. LITIGATION AND OTHER CONTINGENCIES

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

   Litigation. In 1995, several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas, against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that the Enron Defendants violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The court has certified a class action with respect to ratability claims. The Court of Appeals has affirmed the trial court's order granting class certification. An appeal to the Texas Supreme Court has been filed. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

   On November 21, 1996, an explosion occurred in or around the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan), an Enron subsidiary, operates a propane gas/air distribution system in the vicinity. Although San Juan did not provide service to the building, the National Transportation Safety Board (NTSB) has concluded that the probable cause of the incident was gas leaking from San Juan's distribution system. San Juan and Enron strongly disagree with the NTSB findings. The NTSB investigation (i) found no path of migration of gas from San Juan's system to the building and (ii) discovered no forensic evidence that propane gas fueled the explosion. Enron and San Juan have been named as defendants in a number of lawsuits filed in U.S. District Court for the district of Puerto Rico and the Commonwealth court of Puerto Rico.
These suits, which seek damages for wrongful death, personal injury, business interruption and property damage, allege that negligence of Enron and San Juan, among others, caused the explosion. Enron and San Juan are vigorously contesting the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

   Trojan Investment Recovery.  In early 1993, Portland
General Electric Company (PGE) ceased commercial operation of the Trojan Nuclear Plant. In April 1996 a circuit court judge in Marion County, Oregon, found that the Oregon Public Utilities Commission (OPUC) could not authorize
PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and was stayed pending the appeal of the OPUC's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November
1994 ruling at the Oregon Court of Appeals. Enron believes that the authorized recovery of and return on the Trojan investment and decommissioning costs will be upheld and that these legal challenges will not have a materially adverse impact on its financial position or results of operations.

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

5. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                          Three Months Ended
                                               March 31,
                                            1998      1997
Numerator:
  Net income                               $ 214     $ 222
  Preferred stock dividends                  (4)       (4)
  Numerator for basic earnings per
   share - income available to common
   shareholders                              210       218
  Effect of dilutive securities:
     Preferred stock dividends                 4         4
  Numerator for diluted earnings per
   share - income available to common
   shareholders after assumed conversions   $ 214    $ 222

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares           305       248
  Effect of dilutive securities:
     Preferred stock                          18        19
     Stock options                             7         6
  Dilutive potential common shares            25        25
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions            330       273
Basic earnings per share                   $0.69     $0.88
Diluted earnings per share                 $0.65     $0.81

   On May 8, 1998, Enron sold 17.25 million shares of its common stock representing an increase of approximately 5.5% in the number of shares outstanding. Net proceeds of approximately $837 million were used to reduce debt and for general corporate purposes, including capital expenditures.

6. COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
No. 130 - "Reporting Comprehensive Income." Enron had adopted this standard which establishes standards for reporting and displaying comprehensive income and its components.

   Comprehensive income includes the following (in millions):

                                             First Quarter
                                             1998      1997

Earnings on common stock                    $ 210     $ 218
Other comprehensive income:
  Foreign currency translation adjustment      (1)      (15)
Total comprehensive income                  $ 209     $ 203

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

First Quarter 1998
vs. First Quarter 1997

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's first quarter 1998 net income was $214 million compared to $222 million in the first quarter of 1997. The results of operations discussion focuses on core businesses, the retail energy services business (primarily serving commercial and light industrial end-use customers) and items impacting comparability of operations. Core businesses include Exploration and Production (Enron Oil & Gas Company), Transportation and Distribution (Gas Pipeline Group and Portland General) and Wholesale Energy Operations and Services (Enron Capital & Trade Resources, Enron International and Enron Engineering & Construction). The results of Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. See Note 2 to the Consolidated Financial Statements. Items impacting comparability are discussed in the respective segment results. Net income includes the following (in millions):

                                         First Quarter
                                         1998      1997

After-tax results from:
Core businesses                         $ 233     $ 165
Retail Energy Services                   (19)       (9)
                                          214       156
Items impacting comparability(a)
  Gains on sales of liquids assets          -        66
Reported net income                     $ 214     $ 222

(a)  Tax affected at 35%.

   Basic and diluted earnings per share of common stock were as follows:

                                         First Quarter
                                         1998      1997

Reported basic earnings per share       $0.69     $0.88

Diluted earnings per share:
  Results from core businesses          $0.71     $0.60
  Results from Retail Energy Services   (0.06)    (0.03)
  Items impacting comparability:
     Gains on sales of liquids and
      gathering assets                      -      0.24
Reported diluted earnings per share     $0.65     $0.81

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                           First Quarter
                                           1998      1997

Exploration and Production                 $ 43      $ 42
Transportation and Distribution:
  Gas Pipeline Group                        126       237
  Portland General                           79         -
Wholesale Energy Operations and Services    249       167
Retail Energy Services                      (27)      (14)
Corporate and Other                           1        (3)
  Reported income before interest,
   minority interests and taxes            $471      $429

Exploration and Production
   Enron's exploration and production operations are conducted by Enron Oil & Gas Company (EOG). IBIT of
Exploration and Production totaled $43 million and $42 million for the first quarter of 1998 and 1997, respectively.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                               First Quarter
                                               1998     1997

Natural gas volumes (MMcf/d)(a)
  North America(b)                              745      738
  Trinidad                                      109      112
  India                                          47        -
     Total                                      901      850
Average natural gas prices ($/Mcf)
  North America(c)                             1.93     2.58
  Trinidad                                     1.09     1.04
  India                                        2.70        -
     Composite                                 1.86     2.38
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                15.3     13.1
  Trinidad                                      2.8      3.7
  India                                         4.2      2.8
     Total                                     22.3     19.6
Average crude oil/condensate prices ($/Bbl)
  North America                               14.55    21.55
  Trinidad                                    14.03    21.56
  India                                       15.33    22.99
     Composite                                14.64    21.76

(a) Million cubic feet per day or thousand barrels per day, as applicable.
(b)  Includes 48 MMcf/d for the three-month periods ended
     March 31, 1998 and 1997 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended.
(c) Includes an average equivalent wellhead value of $1.62/Mcf and $2.47/Mcf for the three-month periods ended March 31, 1998 and 1997, respectively, for the volumes detailed in Note (b), net of transportation costs.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                           First Quarter
                                           1998      1997

Net revenues                               $206      $180
Operating expenses                           42        37
Exploration expenses                         34        22
Depreciation, depletion and amortization     72        63
Taxes, other than income taxes               14        17
  Operating income                           44        41
Other income, net                            (1)        1
  Reported income before interest,
   minority interests and taxes            $ 43      $ 42

Net Revenues
   Exploration and Production's revenues, net of gas sold in connection with natural gas marketing, increased $26 million in the first quarter of 1998 as compared to the same period in 1997. Production volumes increased in the first quarter of 1998 as compared with the 1997 first quarter, although wellhead revenues declined due to lower prices. The colder winter in 1997 contributed to the higher prior year natural gas prices. Other marketing activities, including natural gas and crude oil hedging and trading transactions, resulted in net revenues of $2 million in the first quarter of 1998, an improvement from the prior year, which reflected a reduction of $46 million in net revenues. Gains on sales of reserves and related assets and other, net totaled $14 million in first three months of 1998 as compared to $1 million in the same period of 1997. Included in 1998 are $27 million in gains on sales of producing properties, partially offset by charges of $14 million associated with the costs of terminating certain physical natural gas contracts.

Costs and Expenses
   Operating expenses, including taxes other than income taxes, depreciation, depletion and amortization and exploration expenses increased primarily due to increased production and exploration activities and overall market increases.

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

   Gas Pipeline Group. Significant components of IBIT are as follows (in millions):

                                                First Quarter
                                                1998      1997

Net revenues                                    $192      $206
Operating expenses                                69        73
Depreciation and amortization                     16        18
Equity in earnings                                11        10
Other income, net                                  8        10
  IBIT before items impacting comparability      126       135
Gains on sales of liquids and gathering assets     -       102
  Reported income before interest and taxes     $126      $237

Net Revenues
     Revenues, net of cost of sales, of Gas Pipeline Group
(GPG) declined $14 million (7%) in the first quarter of 1998 as compared to the same period in 1997. The decrease is primarily due to the sale of the liquids assets in the first quarter of 1997 and the unusually warm winter in Northern's service territory in the first three months of 1998.

Costs and Expenses
     Operating expenses and depreciation and amortization decreased $4 million (5%) and $2 million (11%), respectively, during the first quarter of 1998 as compared to the same period in 1997. The decline is primarily due to reduced expenses related to the sale of natural gas liquids assets in the first quarter of 1997.

Items Impacting Comparability
     During the first quarter of 1997, gains of $102 million were recognized related to the sales of liquids assets, including processing plants and Enron's interest in the Enron Liquids Pipeline L.P.

     Portland General. Results for Portland General have been included in Enron's Consolidated Financial Statements beginning
July 1, 1997. For the first quarter of 1998, Portland General realized IBIT of $79 million, as follows (in millions):

                                         First Quarter
                                              1998

Revenues                                      $320
Purchased power and fuel                       124
Operating expenses                              76
Depreciation and amortization                   44
Other income, net                                3
  Reported income before interest and taxes   $ 79

   The results for the first three months of 1998 include the impact of the warmer than normal winter and costs of damages resulting from the January 1998 ice storm in Portland General's customer service area.

   Statistics for PGE for the first quarter of 1998 and 1997
(including amounts for 1997 for comparative purposes only) are as follows:

                                              First Quarter
                                              1998      1997

Electricity Sales (Thousand MWh)(a)
  Residential                                2,076     2,142
  Commercial                                 1,660     1,711
  Industrial                                   990       983
     Total Retail                            4,726     4,836
  Wholesale                                  3,575     6,419
     Total Electricity Sales                 8,301    11,255

Average Rate (Thousand MWh)(a)
  Residential                                 5.91      5.45
  Commercial                                  5.06      5.07
  Industrial                                  3.09      3.36
     Total Retail                             5.02      4.89
  Wholesale                                   1.82      1.81
     Total Sales                              3.64      3.13

Resource Mix
  Coal                                          15%        5%
  Combustion Turbine                             7         -
  Hydro                                          9         9
     Total Generation                           31        14
  Firm Purchases                                65        80
  Secondary Purchases                            4         6
     Total Resources                           100%      100%

Average Variable Power Cost (Mills/KWh)(b)
  Generation                                   7.0       4.3
  Firm Purchases                              16.3      16.3
  Secondary Purchases                         14.2      12.2
     Total Average Variable Power Cost        14.4      15.0

Retail Customers (end of period, thousands)    688       672

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

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

   Wholesale Energy Operations and Services (Wholesale) can be categorized into four business lines: Asset Development and Construction, Cash and Physical, Risk Management and
Finance and Investing. The following table reflects IBIT for each business line (in millions):

                                         First Quarter
                                         1998      1997

Asset Development and Construction       $ 15      $  9
Cash and Physical                         153       136
Risk Management                            31        34
Finance and Investing                      80        16
Unallocated expenses                      (30)      (28)
  Reported income before interest,
   minority interests and taxes          $249      $167

   The following discussion analyzes the contributions to IBIT and the outlook for each of the business lines.

   Asset Development and Construction. This line of business includes the development and construction of power plants, pipelines and other energy infrastructure.

     Earnings from the asset development and construction business increased to $15 million in the first quarter of 1998 from $9 million in the same period of 1997, primarily as a result of higher construction earnings on projects in the U.K.

   Cash and Physical. The cash and physical operations include earnings from physical contracts of one year or less involving marketing and transportation of natural gas, liquids, electricity and other commodities, earnings from the management of Enron's contract portfolio and earnings related to the operating assets of this segment. Also included are the effects of actual settlements of long-term physical and notional quantity-based contracts.

   Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                              First Quarter
                                              1998      1997

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               7,276     8,611
  Canada                                      2,876     2,107
  Europe                                      1,125       460
                                             11,277    11,178
Transport Volumes                               450       207
     Total Gas Volumes                       11,727    11,385
Oil                                           1,756       663
Liquids                                         654     1,248
Electricity(c)                                8,262     3,699
     Total                                   22,399    16,995

Electricity Volumes Marketed (Thousand MWh)
  United States                              74,272    33,242
  Europe                                         82        50
     Total                                   74,354    33,292

Financial Settlements (Notional) (BBtue/d)   69,918    39,916

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d utilizing the input method.

     The earnings from cash and physical increased 13% in the first quarter of 1998 as compared to the same period of 1997 primarily due to the strong performance of Enron's international operating assets and increased profits from power marketing where volumes showed continued strength in the growing deregulated market, partially offset by lower gas marketing margins resulting from warmer weather and low price volatility during the first quarter of 1998.

   Risk Management. Wholesale's risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts, including development activity related to such contracts.

     Earnings from risk management decreased 9% in the first quarter of 1998 as compared to the first quarter of 1997 primarily due to lower originations in the European market partially offset by higher North American originations.

   Finance and Investing. The finance and investing operations provides a variety of capital products to its worldwide customers, including volumetric production payments, loans and equity investments. These products are offered directly or through joint ventures.

   Additionally, the finance and investing business includes the management of Wholesale's capital investments, both operating and financial, as well as certain of Enron's equity investments. Accordingly, the results of this business include earnings from changes in the composition and market value of these investments. Market value changes result from both underlying operating strengths and favorable conditions in the equity markets. Exposures related to these investments are managed through certain hedging transactions as well as through the overall diversity of the investments. Enron's current balance of financings and investments approximated $1 billion at March 31, 1998.

     Earnings from the finance and investing operations increased to $80 million in the first quarter of 1998 as compared to $16 million in the same period of 1997 as a result of continued originations in the North American and European markets and increased earnings associated with Enron's energy investments.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1998 due to continued expansion into new markets and system upgrades.

Retail Energy Services
   Enron Energy Services (EES) is extending Enron's energy expertise to end-use customers. This includes sales of natural gas, electricity and energy management services directly to commercial and light industrial customers. In the first quarter of 1998, EES continued to make significant progress in expanding its customer base and contracting activities by executing several significant commodity and services contracts with new customers. EES reported an operating loss before interest, minority interest and taxes of $27 million in the first quarter of 1998 compared to a loss of $14 million in the first quarter of 1997. These results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by EES, as well as income from investments in related businesses.

Corporate and Other
   Corporate and Other, which includes results of Enron
Renewable Energy Corp., EOTT Energy Corp. (EOTT) and the operations of Enron's methanol and MTBE plants, realized
IBIT of $1 million in the first quarter of 1998 compared to a loss of $3 million for the same period in 1997.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $6 million and $4 million for the first three months of 1998 and 1997, respectively. The net expense increased $63 million in the first quarter of 1998 as compared to the same period of 1997, primarily due to higher debt levels, including $1.5 billion of debt issued by Enron in the second half of 1997 and $1.1 billion of debt assumed in connection with the merger with PGC.

Dividends on Company-Obligated Preferred Securities of
Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries increased from $15 million in the first quarter of 1997 to $19 million in the first quarter of 1998, primarily due to the issuance of approximately $200 million of additional preferred securities by an Enron subsidiary during in the second quarter of 1997.

Minority Interests
   Minority interests increased $6 million to $25 million in the first quarter of 1998 compared to the same period in 1997, primarily due to the minority owner's share of dividends on preferred stock issued in connection with the formation of an Enron-controlled joint venture in late 1997, partially offset by Enron's acquisition of the Enron Global Power & Pipelines, L.L.C. minority interest in November 1997.

Income Tax Expense
   Income taxes decreased during the first quarter of 1998 as compared to the first quarter of 1997 primarily as a result of lower pretax earnings and differences between the book and tax basis of certain asset and stock sales.

NEW ACCOUNTING PRONOUNCEMENTS

   On April 3, 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which generally requires that costs for start-up activities and organization costs should be expensed as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after 1998 and initial adoption is required to be reflected as a cumulative effect of accounting change. Enron is evaluating the impact of SOP 98-5 and is currently unable to estimate the impact of adopting this accounting pronouncement.

FINANCIAL CONDITION

Cash Flows
                                         First Quarter
(In Millions)                            1998      1997

Cash provided by (used in):
   Operating activities                 $ 152     $(142)
   Investing activities                  (594)      (68)
   Financing activities                   445       209

   Cash provided by operating activities totaled $152 million during the first three months of 1998 as compared to cash used of $142 in the same period last year. The change in cash from operating activities in the first quarter of 1998 reflects increased earnings from Enron's core businesses, partially offset by the increase in net assets of risk management activities.

   Cash used in investing activities totaled $594 million during the first quarter of 1998 as compared to $68 million during the same period in 1997. The increase primarily reflects increased cash usage for capital expenditures and other investments and a decrease in proceeds received from asset sales, primarily related to the 1997 sale of the liquids assets. Capital expenditures in the first quarter of 1998 were $288 million, including $118 million by EOG, $72 million by Wholesale and $65 million by Transportation and Distribution. Other investments totaled $250 million in the first three months of 1998 primarily as a result of additional investments made by Enron to complement existing businesses and activities by Wholesale in connection with its finance and investing line of business.

   Cash provided by financing activities totaled $445 million during the first quarter of 1998 as compared to $209 million during the same period in 1997. In the first three months of 1998, net issuances of short- and long-term debt totaled $581 million. Proceeds were primarily used to fund investment activities.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

Capitalization

   Total capitalization at March 31, 1998 was $14.8 billion. Debt as a percentage of total capitalization increased to 46.2% at March 31, 1998 as compared to 39.6% at March 31, 1997. The increase primarily reflects increased debt, partially offset by the issuance during 1997 of approximately 62.0 million shares of common stock in connection with the acquisitions of PGC and the minority interest in EPP (see Note 2 to the Consolidated Financial Statements). On May 8, 1998, Enron sold 17.25 million shares of its common stock, resulting in net proceeds of approximately $837 million. Giving effect to the sale of common stock and assuming the conversion in late 1998 of
10.5 million Exchangeable Notes into EOG shares held by Enron, the pro-forma debt to capitalization percentage would be approximately 39.4% at March 31, 1998.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Enron believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, ability to penetrate new retail natural gas and electricity markets in the United States and Europe, the timing and extent of changes in commodity prices for crude oil, natural gas, electricity and interest rates, the extent of EOG's success in acquiring oil and gas properties and in discovering, developing and producing reserves, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                 PART II. OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

See Part I. Item 1, Note 4 to Consolidated Financial
Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 12 Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed March 19, 1998, containing Enron Corp. Consolidated Financial
     Statements for the year ended December 31, 1997.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  May 14, 1998        By: Richard A. Causey
                               Richard A. Causey
                               Senior Vice President and Chief
                                Accounting and Information Officer
                               (Principal Accounting Officer)