Form 10-Q
period 1998-06-30
ENRON CORP/OR/
filed 1998-08-14
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998



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

            Class                Outstanding at July 31, 1998

  Common Stock, No Par Value          329,480,873 shares





                           1 of 38


                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Income Statement - Three
           Months Ended June 30, 1998 and 1997 and
           Six Months Ended June 30, 1998 and 1997            3
       Consolidated Balance Sheet - June 30, 1998
           and December 31, 1997                              4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 1998 and 1997                6
       Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     14

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                 37

   ITEM 4. Submission of Matters to a Vote of Security
           Holders                                           37

   ITEM 6. Exhibits and Reports on Form 8-K                  37

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)


                                      Three Months Ended   Six Months Ended
                                           June 30,            June 30,
                                        1998      1997      1998      1997

Revenues                               $6,557    $3,251   $12,239    $8,595
Costs and Expenses
  Cost of gas, electricity and
   other products                       5,528     2,711    10,087     7,343
  Operating expenses                      570       308     1,007       581
  Oil and gas exploration expenses         26        24        60        46
  Depreciation, depletion and
   amortization                           190       125       372       249
  Taxes, other than income taxes           45        33       103        69
  Contract restructuring charge             -       675         -       675
                                        6,359     3,876    11,629     8,963

Operating Income (Loss)                   198      (625)      610      (368)
Other Income and Deductions
  Equity in earnings of
   unconsolidated subsidiaries            109        40       153        81
  Gains on sales of assets and
   investments                              4        39         4       156
  Other income, net                        34        (2)       49        12
Income (Loss) Before Interest, Minority
 Interests and Income Taxes               345      (548)      816      (119)
Interest and Related Charges, net         131        79       264       149
Dividends on Company-Obligated
 Preferred Securities of Subsidiaries      20        16        39        31
Minority Interests                         19        17        44        36
Income Tax Expense (Benefit)               30      (240)      110      (137)
Net Income (Loss)                         145      (420)      359      (198)
Preferred Stock Dividends                   5         4         9         8
Earnings (Loss) on Common Stock        $  140    $ (424)  $   350    $ (206)

Earnings (Loss) Per Share of
 Common Stock
  Basic                                $ 0.44    $(1.71)  $  1.12    $(0.83)
  Diluted                              $ 0.42    $(1.71)  $  1.06    $(0.83)

Average Number of Common Shares
 Used in Computation
  Basic                                   319       248       312       248
  Diluted                                 346       248       338       248


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  June 30,  December 31,
                                                    1998        1997

ASSETS

Current Assets
  Cash and cash equivalents                      $   175     $   170
  Trade receivables                                2,815       1,697
  Other receivables                                  703         454
  Assets from price risk management activities     2,971       1,577
  Other                                              814         771
     Total Current Assets                          7,478       4,669

Investments and Other Assets
  Investments in and advances to unconsolidated
   subsidiaries                                    2,761       2,656
  Assets from price risk management activities     2,536       1,352
  Goodwill                                         1,884       1,910
  Other                                            4,091       3,665
     Total Investments and Other Assets           11,272       9,583

Property, Plant and Equipment, at cost            14,318      13,742
  Less accumulated depreciation, depletion
   and amortization                                4,810       4,572
     Net Property, Plant and Equipment             9,508       9,170

Total Assets                                     $28,258     $23,422




The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  June 30,  December 31,
                                                    1998        1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $ 2,730     $ 2,119
  Liabilities from price risk
   management activities                           2,739       1,476
  Other                                              920         817
     Total Current Liabilities                     6,389       4,412

Long-Term Debt                                     6,989       6,254

Deferred Credits and Other Liabilities
  Deferred income taxes                            2,052       2,039
  Liabilities from price risk
   management activities                           2,252       1,190
  Other                                            1,707       1,769
     Total                                         6,011       4,998

Minority Interests                                 1,089       1,147

Company-Obligated Preferred Securities
 of Subsidiaries                                     993         993

Shareholders' Equity
  Second preferred stock, cumulative,
   no par value                                      132         134
  Common stock, no par value                       5,084       4,224
  Retained earnings                                2,051       1,852
  Cumulative foreign currency
   translation adjustment                           (159)       (148)
  Common stock held in treasury                     (247)       (269)
  Other (including Flexible Equity Trust)            (74)       (175)
     Total                                         6,787       5,618

Total Liabilities and Shareholders' Equity       $28,258     $23,422



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                     1998       1997

Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
  Net income (loss)                               $   359    $ (198)
  Depreciation, depletion and amortization            372        249
  Oil and gas exploration expenses                     60         46
  Deferred income taxes                                60       (178)
  Gains on sales of assets and investments            (32)      (125)
  Changes in components of working capital           (660)      (193)
  Net assets from price risk management
   activities                                        (253)       (67)
  Amortization of production payment transaction      (21)       (21)
  Other, net                                          (16)       (36)
Net Cash Used in Operating Activities                (131)      (523)
Cash Flows From Investing Activities
  Proceeds from sales of assets and investments         58        341
  Capital expenditures                               (585)      (625)
  Equity investments                                 (166)      (225)
  Acquisition of subsidiary stock                    (180)         -
  Business acquisitions, net of cash acquired         (25)       (40)
  Other, net                                         (359)       (98)
Net Cash Used in Investing Activities              (1,257)      (647)
Cash Flows From Financing Activities
  Net increase in short-term borrowings               769        958
  Issuance of long-term debt                          305        409
  Repayment of long-term debt                        (341)      (302)
  Issuance of company-obligated preferred
   securities of subsidiaries                           -        372
  Issuance of common stock                            844          -
  Dividends paid                                     (204)      (165)
  Net (acquisition) disposition of treasury stock       7        (84)
  Other, net                                           13        (63)
Net Cash Provided by Financing Activities           1,393      1,125
Increase (Decrease) in Cash and Cash Equivalents        5        (45)
Cash and Cash Equivalents, Beginning of Period        170        256
Cash and Cash Equivalents, End of Period          $   175     $  211

Changes in Components of Working Capital
  Receivables                                     $(1,345)     $  381
  Payables                                            691       (310)
  Other                                                (6)      (264)
     Total                                        $  (660)    $ (193)



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

   The following summary presents unaudited pro forma consolidated results of operations for the six months ended June 30, 1997 as if the business acquisitions had occurred at the beginning of 1997. The pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results (in millions, except per share amounts).

                                   Six Months Ended
                                     June 30,1997

Revenues                               $9,272
Income before interest, minority
 interests and income taxes                36
Net income (loss)                        (128)
Earnings per share
   Basic                               $(0.44)
   Diluted                             $(0.44)

   On July 16, 1998 Enron, through a wholly-owned subsidiary, was the successful bidder for an interest in Elektro Eletricidade e Servicos S.A. (Elektro), Brazil's sixth largest electricity distributor. Enron's winning bid for a controlling interest in Elektro was approximately $1.3 billion. Elektro serves approximately 1.5 million customers through approximately 51,000 miles of distribution lines in the state of Sao Paulo.

   On July 24, 1998 Enron announced an all-cash offer for all outstanding common shares of Wessex Water Plc (Wessex). Wessex provides water supply and wastewater services in southwestern England. The offer, which was made by a subsidiary of Enron, was made based on $10.33, as of July 24, for each share and values the common equity of Wessex, on a fully diluted basis, at approximately $2.2 billion. Enron's offer, which has been unanimously recommended by the board of directors of Wessex, has been submitted to Wessex's shareholders for approval. The shareholders' response to the offer is due on August 28, 1998.

   The initial funding of these acquisitions will be financed by bridge loans totaling approximately $3.3 billion. Prior to year-end, Enron expects to restructure the initial financing by obtaining permanent financing, attracting new investors and monetizing selected assets.
After the restructuring, Enron's total capital structure is not expected to be materially different from that at June
30, 1998.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first half of 1998 and 1997 was $51 million and $24 million, respectively.
Cash paid for interest expense for the same periods, net of amounts capitalized, was $295 million and $180 million, respectively.

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

   On November 21, 1996, an explosion occurred in or around the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan), an Enron subsidiary, operates a propane gas/air distribution system in the vicinity. Although San Juan did not provide service to the building, the National Transportation Safety Board (NTSB) has concluded that the probable cause of the incident was gas leaking from San Juan's distribution system. San Juan and Enron strongly disagree with the NTSB findings. The NTSB investigation found no path of migration of gas from San Juan's system to the building and no forensic evidence that propane gas fueled the explosion. Enron and San Juan have been named as defendants in numerous lawsuits filed in U.S. District Court for the district of Puerto Rico and the Commonwealth court of Puerto Rico. These suits, which seek damages for wrongful death, personal injury, business interruption and property damage, allege that negligence of Enron and San Juan, among others, caused the explosion. Enron and San Juan are vigorously contesting the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

   Trojan Investment Recovery. In early 1993, Portland General Electric Company (PGE) ceased commercial operation of the Trojan Nuclear Plant. In April 1996 a circuit court judge in Marion County, Oregon, found that the Oregon Public Utility Commission (OPUC) could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and was stayed pending the appeal of the OPUC's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals. On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

   PGE plans to file a petition for review with the Oregon Supreme Court. The OPUC has stated it will also file such a petition for review. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

   Enron has also received from the EPA an Order issued under CERCLA alleging that Enron and two other parties are responsible for the cost of demolition and proper disposal of two 110 foot towers that apparently had been used in the manufacture of carbon dioxide at a site called the "City Bumper Site" in Cincinnati, Ohio. The carbon dioxide plant, according to agency documents, was in operation from 1926 to 1966. Houston Natural Gas Corporation, a predecessor of Enron Corp., merged with Liquid Carbonic Industries (LCI) on January 31, 1969. Liquid Carbonic Corporation (LCC), a subsidiary of LCI, had title to the site. Twenty-eight days after the merger, on February 28, 1969, the site was sold to a third party. In 1984, LCC was sold to an unaffiliated party in a stock sale. Although Enron does not admit liability with respect to any costs at this site, it has agreed to cooperate with the EPA and other potentially responsible parties to undertake the work contemplated by EPA's Order. The agency has estimated that the demolition of the towers and the disposal of their contents, some of which may be hazardous waste, will cost approximately $500,000. Enron does not expect to incur material expenditures in connection with this site.

5. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                        Six Months Ended
                                     Second Quarter         June 30,
                                      1998    1997         1998   1997
Numerator:
  Net income (loss)                  $ 145   $ (420)     $ 359   $ (198)
  Preferred stock dividends             (5)      (4)        (9)      (8)
  Numerator for basic earnings
   per share - income available
   to common shareholders              140     (424)       350     (206)
  Effect of dilutive securities:
     Preferred stock dividends(a)        5        -          9        -
  Numerator for diluted earnings
   per share - income available
   to common shareholders after
   assumed conversions               $ 145   $ (424)     $ 359   $ (206)

Denominator:
  Denominator for basic earnings
   per share - weighted-average
   shares                              319      248        312      248
  Effect of dilutive securities:
     Preferred stock(a)                 18        -         18        -
     Stock options(a)                    9        -          8        -
  Dilutive potential common shares      27        -         26        -
  Denominator for diluted earnings
   per share - adjusted weighted-
   average shares and assumed
   conversions                         346      248        338      248
Basic earnings (loss) per share      $0.44   $(1.71)     $1.12   $(0.83)
Diluted earnings (loss) per share    $0.42   $(1.71)     $1.06   $(0.83)

(a) For the three and six months ended June 30, 1997, the dividends and conversion of preferred stock and stock options have been excluded from the computation because they are antidilutive.

6. COMPREHENSIVE INCOME

   In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS)
No. 130 - "Reporting Comprehensive Income." Enron had adopted this standard which establishes standards for reporting and displaying comprehensive income and its components.

   Comprehensive income includes the following (in millions):

                                                       Six Months Ended
                                    Second Quarter          June 30,
                                     1998    1997        1998     1997

Earnings (loss) on common stock     $ 140   $(424)      $ 350    $(206)
Other comprehensive income:
  Foreign currency
   translation adjustment             (12)     13         (11)     (2)
Total comprehensive income (loss)   $ 128   $(411)      $ 339   $(208)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Second Quarter 1998
vs. Second Quarter 1997


   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's second quarter 1998 net income was $145 million compared to a net loss of $420 million in the second quarter of 1997. The results of operations discussion focuses on core businesses, the retail energy services business (primarily serving commercial and light industrial end-use customers) and items impacting comparability of operations. Core businesses include Exploration and Production (Enron Oil & Gas Company), Transportation and Distribution (Gas Pipeline Group and Portland General) and Wholesale Energy Operations and Services (Enron Capital & Trade Resources and Enron International). The results of Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. See Note 2 to the Consolidated Financial Statements. Items impacting comparability are discussed in the respective segment results. Net income
(loss) includes the following (in millions):

                                         Second Quarter
                                         1998      1997

After-tax results from:
Core businesses                         $ 174     $ 120
Retail Energy Services                    (29)      (16)
                                          145       104
Items impacting comparability(a)
  J-Block contract restructuring charge     -      (450)
  Charge to reflect depressed MTBE
   margins on committed production          -       (74)
Net income (loss)                       $ 145     $(420)

(a) Tax affected at 35%, except where a specific tax rate applied.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                              Second Quarter
                                              1998      1997

Basic earnings (loss) per share              $ 0.44    $(1.71)

Diluted earnings (loss) per share:
  Results from core businesses               $ 0.50    $ 0.44
  Results from Retail Energy Services         (0.08)    (0.06)
  Items impacting comparability:
     J-Block contract restructuring charge        -     (1.66)
     Charge to reflect depressed MTBE
      margin on committed production              -     (0.27)
     Effect of anti-dilution(a)                   -     (0.16)
Diluted earnings (loss) per share            $ 0.42    $(1.71)

(a) The conversion of certain options and preferred shares to common for purposes of the diluted earnings (loss) per share calculation was anti-dilutive by $0.16 per share. However, in order to present comparable results, per share amounts for each earnings component were calculated after considering conversion.

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                             Second Quarter
                                             1998      1997

Exploration and Production                  $  29     $  30
Transportation and Distribution:
  Gas Pipeline Group                           72        73
  Portland General                             62         -
Wholesale Energy Operations and Services      241       130
Retail Energy Services                        (43)      (25)
Corporate and Other                           (16)     (756)
  Income (loss) before interest,
   minority interests and taxes             $ 345     $(548)

Exploration and Production
   Enron's exploration and production operations are conducted by Enron Oil & Gas Company (EOG). IBIT of
Exploration and Production totaled $29 million and $30 million for the second quarter of 1998 and 1997, respectively.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                               Second Quarter
                                               1998      1997

Natural gas volumes (MMcf/d)(a)
  North America                                  722       781
  Trinidad                                       132       114
  India                                           53         1
     Total                                       907       896
Average natural gas prices ($/Mcf)
  North America                                $1.96     $1.80
  Trinidad                                      1.08      1.04
  India                                         2.57      2.97
     Composite                                  1.87      1.70
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                 14.7      13.6
  Trinidad                                       2.9       3.5
  India                                          4.8         -
     Total                                      22.4      17.1
Average crude oil/condensate prices ($/Bbl)
  North America                               $12.82   $18.89
  Trinidad                                     13.31    16.09
  India                                        13.41        -
     Composite                                 13.01    18.31

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                            Second Quarter
                                            1998      1997

Net revenues                                $179      $172
Operating expenses                            38        38
Exploration expenses                          26        24
Depreciation, depletion and amortization      73        69
Taxes, other than income taxes                13        12
Other income, net                              -         1
  Income before interest, minority
   interests and taxes                      $ 29      $ 30

Net Revenues
   Exploration and Production's revenues, net of cost of gas sold in connection with natural gas marketing, increased $7 million in the second quarter of 1998 as compared to the same period in 1997, primarily due to higher wellhead natural gas prices in North America and increased production volumes of natural gas and crude oil and condensate in India, partially offset by lower wellhead crude oil and condensate prices and lower natural gas production volumes in North America.

Costs and Expenses
   Operating expenses, including taxes other than income taxes, depreciation, depletion and amortization and exploration expenses increased primarily due to increased production and exploration activities.

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

   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         Second Quarter
                                         1998      1997

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  3,900     4,085
  Transwestern Pipeline                 1,675     1,476
  Florida Gas Transmission              1,328     1,440
  Northern Border Pipeline              1,737     1,785

(a)  Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                         Second Quarter
                                         1998      1997

Net revenues                             $137      $139
Operating expenses                         68        76
Depreciation and amortization              17        16
Equity in earnings                          9         8
Other income, net                          11        18
  Income before interest and taxes       $ 72      $ 73

Net Revenues
   Revenues, net of cost of sales, of Gas Pipeline Group
(GPG) declined $2 million in the second quarter of 1998 as compared to the same period in 1997. The change was primarily due to warmer weather in Northern's service territory in the beginning of the second quarter.

Costs and Expenses
     Operating expenses decreased $8 million (11%) during the second quarter of 1998 as compared to the same period in 1997. The decline of operating expenses is primarily due to a change in allocation of indirect overhead charges.

Other Income, net
     Other income, net decreased $7 million in the second quarter of 1998 as compared to the second quarter of 1997, primarily as a result of income recognized in the second quarter of 1997 related to liquids assets sold in the first quarter of 1997.

   Portland General. Results for Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. For the second quarter of 1998, Portland General realized IBIT of $62 million, as follows
(in millions):

                                    Second Quarter
                                         1998

Revenues                                 $269
Purchased power and fuel                   94
Operating expenses                         78
Depreciation and amortization              45
Other income, net                          10
  Income before interest and taxes       $ 62

   Statistics for PGE for the second quarter of 1998 and 1997 (including amounts for 1997 for comparative purposes only) are as follows:

                                             Second Quarter
                                             1998      1997

Electricity Sales (Thousand MWh)(a)
  Residential                               1,524     1,462
  Commercial                                1,613     1,623
  Industrial                                1,106     1,086
     Total Retail                           4,243     4,171
  Wholesale(c)                              2,382     6,958
     Total Electricity Sales                6,625    11,129

Average Billed Revenue (cents per kWh)
  Residential                                6.40      5.68
  Commercial                                 5.07      5.14
  Industrial                                 2.64      3.46
     Total Retail                            4.97      4.92
  Wholesale                                  1.72      1.44
     Total Sales                             3.91      2.77

Resource Mix
  Coal                                         12%        4%
  Combustion Turbine                            6         -
  Hydro                                        11         6
     Total Generation                          29        10
  Firm Purchases                               64        82
  Secondary Purchases                           7         8
     Total Resources                          100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                  6.6       4.4
  Firm Purchases                             14.3      12.3
  Secondary Purchases                        12.4      10.7
     Total Average Variable Power Cost       13.2      12.1

Retail Customers (end of period, thousands)   694      677

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.
(c) Wholesale electricity trading activities after December 1997 were transferred to the Wholesale Energy
     Operations and Services business segment.

   The results for the second quarter of 1998 include the impact of lower margins on sales primarily attributed to higher average power costs. The period also reflects an increase in the number of retail customers.

Wholesale Energy Operations and Services
   Enron's Wholesale Energy Operations and Services (Enron Wholesale) business, conducted by Enron Capital & Trade Resources (ECT) and Enron International(EI), provides integrated energy related products and services to wholesale customers, including the development and construction of pipelines and power plants worldwide (Asset Development and Construction), the physical delivery of energy commodities and operation of physical assets of this segment (Cash and Physical), energy-related risk management services (Risk Management) and finance products for large energy intensive customers and a significant number of energy-related investments (Finance and Investing).

   Enron continues to be a leading provider of energy commodity sales and services and the development, construc-tion and operation of energy infrastructure worldwide.
These activities have been and will continue to be a significant part of Enron Wholesale's business. In addition, economic value is being created as Enron expands its worldwide energy businesses and offers comprehensive energy products and services to its customers. An increasing amount of earnings is derived from the growing number of energy-related investments. Examples of these investments include investments in debt and equity securities of oil and gas producers and other energy-intensive companies as well as Enron's international energy investments such as power plants and natural gas pipelines. Earnings from these investments primarily result from changes in the market value of merchant banking related investments held during the period, equity earnings and gains on sales or restructurings of other investments.

   Enron will continue to manage its assets in order to maximize the value and minimize the risks associated with this activity and to provide overall liquidity. In this process, Enron utilizes portfolio and risk management disciplines including certain hedging transactions to manage market exposures (commodity, interest rate, foreign currency and equity exposures). Enron Wholesale from time to time monetizes its contract portfolios (producing cash and transferring counterparty credit risk to third parties) and sells interests in investments and assets.

   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                         Second Quarter
                                         1998      1997

Asset Development and Construction       $ 47      $ 30
Cash and Physical                         101        82
Risk Management                             8        11
Finance and Investing                     125        38
Unallocated expenses                      (40)      (31)
  Income before interest, minority
   interests and taxes                   $241      $130

   The following discussion analyzes the contributions to IBIT and the outlook for each of the business lines.

   Asset Development and Construction. This line of business includes the development and construction of power plants, pipelines and other energy infrastructure.

     Earnings from the asset development and construction business increased to $47 million in the second quarter of 1998 from $30 million in the same period of 1997 primarily as a result of earnings related to Enron's international power plant and pipeline projects, partially offset by development costs.

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

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                              Second Quarter
                                              1998      1997

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               6,696     7,330
  Canada                                      3,295     2,123
  Europe                                      1,062       572
  Other                                           5         -
                                             11,058    10,025
Transport Volumes                               630       686
     Total Gas Volumes                       11,688    10,711
Oil                                           2,534       454
Liquids                                         550     1,080
Electricity(c)                                9,463     4,193
     Total                                   24,235    16,438

Electricity Volumes Marketed
 (Thousand MWh)
  United States                              86,075    38,141
  Europe                                         40        18
     Total                                   86,115    38,159

Financial Settlements (Notional) (BBtue/d)   67,411    45,647

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

     The earnings from cash and physical increased 23% to $101 million in the second quarter of 1998 as compared to $82 million in the same period of 1997 primarily due to earnings related to Enron's domestic assets and increased profits from power marketing. The volume of electricity marketed has increased over 100% from the second quarter of 1997.

   Risk Management. Enron Wholesale's risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts, including development activity related to such contracts.

     Earnings from risk management decreased by $3 million in the second quarter of 1998 as compared to the second quarter of 1997.

   Finance and Investing. The finance and investing operations provide a variety of capital products to its worldwide customers, including loans and equity investments.
These products are offered directly or through joint ventures.

   Additionally, the finance and investing business includes the management of Enron Wholesale's capital investments, both operating and financial, as well as certain of Enron's equity investments. Accordingly, the results of this business include earnings from changes in the composition and market value of these investments. Market value changes result from both underlying operating strengths and favorable conditions in the equity markets. Exposures related to these investments are managed through certain hedging transactions as well as through the overall diversity of the investments.

     Earnings from the finance and investing operations increased to $125 million in the second quarter of 1998 as compared to $38 million in the same period of 1997 as a result of continued originations in the North American and European markets and increased earnings associated with Enron's energy investments.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1998 due to continued expansion into new markets and system upgrades.

   Investing Activity. Included in the Enron Wholesale business lines described above, for the second quarter of 1998, was approximately $240 million of gross margin (before certain direct and indirect expenses) resulting from the management of investments, as compared with approximately $40 million during the second quarter of 1997. These earnings have been reflected in the business lines discussed above based on the type of activity to which the investment related. Cash proceeds from this activity totaled approximately $450 million and $80 million for the quarter ended June 30, 1998 and 1997, respectively.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending Enron's energy expertise to end-use customers. This includes sales of natural gas, electricity and energy management services directly to commercial and light industrial customers. Energy Services reported an operating loss before interest, minority interest and taxes of $43 million in the second quarter of 1998 compared to a loss of $25 million in the second quarter of 1997. These results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services.

Corporate and Other

   Significant components of IBIT are as follows:

                                              Second Quarter
                                              1998      1997

IBIT before items impacting comparability     $(16)     $  19

Items impacting comparability:
  J-Block gas contract restructuring charge      -       (675)
  Charge to reflect depressed MTBE margins
   on committed production                       -       (100)

IBIT                                          $(16)     $(756)

   The decrease in IBIT before items impacting comparability reflects the results of certain investments, including Enron
Renewable Energy Corp. (EREC), EOTT Energy Corp. (EOTT) and the operations of Enron's methanol and MTBE plants.

Interest and Related Charges, net
   Interest and related charges, net is reported net of interest capitalized of $9 million and $4 million for the second quarter of 1998 and 1997, respectively. The net expense increased $52 million in the second quarter of 1998 as compared to the same period of 1997, primarily due to higher debt levels, including $1.5 billion of debt issued by Enron in the second half of 1997 and $1.1 billion of debt assumed in connection with the merger with PGC.

Dividends on Company-Obligated Preferred Securities of Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries increased from $16 million in the second quarter of 1997 to $20 million in the second quarter of 1998, primarily due to the issuance of approximately $200 million of additional preferred securities by an Enron subsidiary in June 1997.

Minority Interests
   Minority interests increased $2 million in the second quarter of 1998 compared to the same period in 1997, primarily due to the minority owner's share of dividends on preferred stock issued in connection with the formation of an Enron-controlled joint venture in late 1997, partially offset by Enron's acquisition of the Enron Global Power &
Pipelines, L.L.C. minority interest in November 1997 and lower net income from EOG in the second quarter of 1998.

Income Tax Expense
   Income taxes increased during the second quarter of 1998 as compared to the second quarter of 1997 primarily as a result of pretax losses in 1997 due to the non-recurring charges for the restructuring of Enron's J-Block contract and for depressed MTBE margins on committed production. The effective tax rate differed from the statutory rate due to equity earnings, tight gas sands tax credits and asset and stock sale differences.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1998
vs. Six Months Ended June 30, 1997


RESULTS OF OPERATIONS

Consolidated Net Income
   Enron reported net income of $359 million for the first six months of 1998 compared to a loss of $198 million during the same period in 1997. Net income (loss) includes the following (in millions):

                                        Six Months Ended
                                            June 30,
                                         1998      1997

After-tax results from:
Core businesses                          $407     $ 285
Retail Energy Services                    (48)      (25)
                                          359       260
Items impacting comparability(a)
  Gains on sales of liquids assets          -        66
  J-Block contract restructuring charge     -      (450)
  Charge to reflect depressed MTBE
   margin on committed production           -       (74)
Net income (loss)                        $359     $(198)

(a) Tax affected at 35%, except where a specific tax rate applied.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                             Six Months Ended
                                                 June 30,
                                              1998      1997

Basic earnings (loss) per share              $ 1.12    $(0.83)

Diluted earnings (loss) per share:
  Results from core businesses               $ 1.20    $ 1.05
  Results from Retail Energy Services         (0.14)    (0.09)
  Items impacting comparability:
     Gains on sales of liquids assets             -      0.24
     J-Block contract restructuring charge        -     (1.65)
     Charge to reflect depressed MTBE
      margins on committed production             -     (0.27)
     Effect of anti-dilution(a)                   -     (0.11)
Diluted earnings (loss) per share            $ 1.06    $(0.83)

(a) The conversion of certain options and preferred shares to common for purposes of the diluted earnings (loss) per share calculation was anti-dilutive by $0.11 per share. However, in order to present comparable results, per share amounts for each earnings component were calculated after considering conversion.

Income Before Interest, Minority Interests and Income Taxes
   The following table presents IBIT for each of Enron's operating segments (in millions):

                                          Six Months Ended
                                               June 30,
                                            1998      1997

Exploration and Production                 $ 72     $  72
Transportation and Distribution:
  Gas Pipeline Group                        198       310
  Portland General                          141         -
Wholesale Energy Operations and Services    490       297
Retail Energy Services                      (70)      (39)
Corporate and Other                         (15)     (759)
  Income (loss) before interest,
   minority interests and taxes            $816     $(119)

Exploration and Production
   IBIT of Exploration and Production totaled $72 million for the first six months of both 1998 and 1997.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                              Six Months Ended
                                                  June 30,
                                               1998      1997

Natural gas volumes (MMcf/d)(a)
  North America                                  733      759
  Trinidad                                       121      113
  India                                           50        1
     Total                                       904      873
Average natural gas prices ($/Mcf)
  North America                                $1.94    $2.18
  Trinidad                                      1.08     1.04
  India                                         2.63     2.97
     Composite                                  1.87     2.03
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                 15.0     13.3
  Trinidad                                       2.8      3.6
  India                                          4.5      1.4
     Total                                      22.3     18.3
Average crude oil/condensate prices ($/Bbl)
  North America                               $13.70   $20.19
  Trinidad                                     13.66    18.86
  India                                        14.31    22.99
     Composite                                 13.82    20.15

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                           Six Months Ended
                                               June 30,
                                            1998      1997

Net revenues                                $385      $352
Operating expenses                            79        74
Exploration expenses                          60        46
Depreciation, depletion and amortization     145       132
Taxes, other than income taxes                28        30
Other income (expense), net                   (1)        2
  Income before interest, minority
   interests and taxes                      $ 72      $ 72

Net Revenues
   Exploration and Production's revenues, net of cost of gas sold in connection with natural gas marketing, increased $33 million in the first half of 1998 as compared to the same period in 1997. Total production volumes increased in the first half of 1998 as compared with the first half of 1997, although wellhead revenues declined due to lower prices. Other marketing activities, including natural gas and crude oil hedging and trading transactions, resulted in a decrease to net revenues of less than $1 million in the first half of 1998, an improvement from the prior year, which reflected a reduction of $53 million in net revenues.

Costs and Expenses
   Operating expenses, including taxes other than income taxes, depreciation, depletion and amortization and exploration expenses increased primarily due to increased production and exploration activities and overall market increases.

Transportation and Distribution
   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                        Six Months Ended
                                            June 30,
                                         1998      1997

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  4,185     4,445
  Transwestern Pipeline                 1,666     1,364
  Florida Gas Transmission              1,248     1,331
  Northern Border Pipeline              1,788     1,820

(a)  Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                             Six Months Ended
                                                 June 30,
                                              1998      1997

Net revenues                                  $329      $345
Operating expenses                             137       149
Depreciation and amortization                   33        34
Equity in earnings                              20        18
Other income, net                               19        28
  IBIT before items impacting comparability    198       208
Gains on sales of liquids assets                 -       102
  Income before interest and taxes            $198      $310

Net Revenues
     Revenues, net of cost of sales, of GPG declined $16 million (5%) in the first half of 1998 as compared to the same period in 1997. The decrease is primarily due to the sale of the liquids assets in the first quarter of 1997 and the unusually warm winter in Northern's service territory in 1998.

Costs and Expenses
     Operating expenses decreased $12 million (8%) during the first half of 1998 as compared to the same period in 1997. The decline is primarily due to reduced expenses related to the sale of natural gas liquids assets in the first half of 1997.

Items Impacting Comparability
   During the first quarter of 1997, gains of $102 million were recognized related to the sales of liquids assets, including processing plants and Enron's interest in the Enron Liquids Pipeline L.P.

   Portland General. Results for Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. For the first half of 1998, Portland General realized IBIT of $141 million, as follows
(in millions):

                                   Six Months Ended
                                       June 30,
                                         1998

Revenues                                 $589
Purchased power and fuel                  218
Operating expenses                        154
Depreciation and amortization              89
Other income, net                          13
  Income before interest and taxes       $141

   Statistics for PGE for the first half of 1998 and 1997
(including amounts for 1997 for comparative purposes only) are as follows:

                                            Six Months Ended
                                                June 30,
                                             1998      1997

Electricity Sales (Thousand MWh)(a)
  Residential                                3,600     3,604
  Commercial                                 3,273     3,334
  Industrial                                 2,096     2,069
     Total Retail                            8,969     9,007
  Wholesale(c)                               5,957    13,377
     Total Electricity Sales                14,926    22,384

Average Billed Revenue (cents per kWh)
  Residential                                 6.12      5.54
  Commercial                                  5.06      5.10
  Industrial                                  2.85      3.41
     Total Retail                             5.05      4.97
  Wholesale                                   1.78      1.61
     Total Sales                              3.84      3.02

Resource Mix
  Coal                                          13%        4%
  Combustion Turbine                             6         -
  Hydro                                         10         8
     Total Generation                           29        12
  Firm Purchases                                65        81
  Secondary Purchases                            6         7
     Total Resources                           100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                   6.8       4.3
  Firm Purchases                              15.4      14.3
  Secondary Purchases                         13.2      11.3
     Total Average Variable Power Cost        13.9      13.4

Retail Customers (end of period, thousands)    694       677

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.
(c) Wholesale electricity trading activities after December 1997 were transferred to the Wholesale Energy
     Operations and Services business segment.

   The results for the first six months of 1998 include the impact of the warmer than normal winter and increased operating expenses related to the January 1998 ice storm in Portland General's customer service area.

Wholesale Energy Operations and Services
   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                        Six Months Ended
                                            June 30,
                                         1998      1997

Asset Development and Construction       $ 62      $ 39
Cash and Physical                         254       218
Risk Management                            39        45
Finance and Investing                     205        54
Unallocated expenses                      (70)      (59)
  Income before interest, minority
   interests and taxes                   $490      $297

   The following discussion analyzes the contributions to IBIT and the outlook for each of the business lines.

   Asset Development and Construction. Earnings from the asset development and construction business increased to $62 million in the first half of 1998 from $39 million in the same period of 1997, primarily as a result of earnings related to Enron's international power plant and pipeline projects, partially offset by development costs.

   Cash and Physical. Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                              Six Months Ended
                                                  June 30,
                                               1998      1997

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                                 6,984     7,967
  Canada                                        3,087     2,115
  Europe                                        1,093       516
  Other                                             3         -
                                               11,167    10,598
Transport Volumes                                 540       448
     Total Gas Volumes                         11,707    11,046
Oil                                             2,147       558
Liquids                                           602     1,164
Electricity(c)                                  8,866     3,947
     Total                                     23,322    16,715

Electricity Volumes Marketed (Thousand MWh)
  United States                               160,347    71,383
  Europe                                          122        68
     Total                                    160,469    71,451

Financial Settlements (Notional) (BBtue/d)     68,658    42,797

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

     The earnings from cash and physical increased 17% in the first half of 1998 as compared to the same period of 1997 primarily due to earnings related to Enron's domestic assets and increased profits from power marketing where volumes showed continued strength in the growing deregulated market, partially offset by lower gas marketing margins resulting from warmer weather and low price volatility during the first half of 1998.

   Risk Management.  Earnings from risk management decreased
13% in the first half of 1998 as compared to the first half of 1997 primarily due to lower contract originations.

     Finance and Investing. Earnings from the finance and investing operations increased to $205 million in the first half of 1998 as compared to $54 million in the same period of 1997 as a result of continued originations in the North
American and European markets and increased earnings associated with Enron's energy investments.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1998 due to continued expansion into new markets and system upgrades.

   Investing Activities. Included in the Enron Wholesale business lines described above, for the six months ended June 30, 1998, was approximately $320 million of gross margin (before certain direct and indirect expenses) resulting from the management of investments, as compared with approximately $70 million during the six months ended June 30, 1997. These earnings have been reflected in the business lines discussed above based on the type of activity to which the investment related. Cash proceeds from this activity totaled approximately $500 million and $100 million for the six months ended June 30, 1998 and 1997, respectively.

Retail Energy Services
   Energy Services reported an operating loss before interest, minority interest and taxes of $70 million in the first half of 1998 compared to a loss of $39 million for the same period of 1997. These results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services, as well as income from investments in related businesses.

Corporate and Other
   Corporate and Other realized a loss of $15 million in the first half of 1998 compared to a loss of $759 million for the same period in 1997.

   Significant components of IBIT are as follows:

                                              Six Months Ended
                                                  June 30,
                                               1998      1997

IBIT before items impacting comparability     $ (15)   $  16

Items impacting comparability:
  J-Block gas contract restructuring charge       -     (675)
  Charge to reflect depressed MTBE margins
   on committed production                        -     (100)

IBIT                                          $ (15)   $(759)

   The decrease in IBIT before items impacting comparability reflects the results of certain investments, including EREC, EOTT and the operations of Enron's methanol and MTBE plants.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $15 million and $8 million for the first half of 1998 and 1997, respectively. The net expense increased $115 million in the first half of 1998 as compared to the same period of 1997, primarily due to higher debt levels, including $1.5 billion of debt issued by Enron in the second half of 1997 and $1.1 billion of debt assumed in connection with the merger with PGC.

Dividends on Company-Obligated Preferred Securities of Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries increased from $31 million in the first half of 1997 to $39 million in the first half of 1998, primarily due to the issuance of approximately $200 million of additional preferred securities by an Enron subsidiary in June 1997.

Minority Interests
   Minority interests increased $8 million to $44 million in the first half of 1998 compared to the same period in 1997, primarily due to the minority owner's share of dividends on preferred stock issued in connection with the formation of an Enron-controlled joint venture in late 1997, partially offset by Enron's acquisition of the Enron Global Power & Pipelines, L.L.C. minority interest in November 1997 and decreased net income from EOG in the first half of 1998.

Income Tax Expense
   Income taxes increased during the first six months of 1998 as compared to the same period in 1997 primarily as a result of pretax losses in 1997 due to the non-recurring charges for the restructuring of Enron's J-Block contract and for depressed MTBE margins on committed production. The effective tax rate differed from the statutory rate due to various transactions, including equity earnings, tight gas sands tax credits and asset and stock sale differences.

YEAR 2000

   The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900 instead of 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function.

   The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence certainly is true for Enron and Enron's suppliers, trading partners, and customers, as well as among the governments of countries around the world where Enron does business.

Enron Year 2000 Plan
   Enron's Board of Directors has been briefed about the Year 2000 problem generally and as it may affect Enron. The
Board has adopted a Year 2000 plan (the Plan) covering all of Enron's business units.

   Enron is implementing the Plan, which will be modified as events warrant. Implementation of Enron's Year 2000 plan is directly supervised by a Senior Vice President who is aided by a Year 2000 Project Director. The Project Director coordinates the implementation of the Plan among Enron's business units. Each business unit in turn has developed, and is implementing, a Year 2000 plan specific to it, as part of the overall Plan. Enron also has engaged certain outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

   Under the Plan, Enron will continue to inventory its computer hardware and software systems and embedded chips and software; assess the effects of Year 2000 problems on all Enron enterprises; remedy those problems to the maximum practicable extent; verify and test the systems to which remediation efforts have been applied; and attempt to ameliorate those aspects of the Year 2000 problem that cannot practicably be remediated by January 1, 2000, including the development of contingency plans to cope with the consequences of Year 2000 problems that have not been identified or remediated by that date.

   The Plan also recognizes that the computer, telecommunications, and other systems (Outside Systems) of outside entities (Outside Entities) play a major role in the conduct of Enron's business. Enron does not have control of these Outside Entities or Outside Systems. (In some cases, Outside Entities are foreign governments or businesses located in foreign countries.) However, Enron's Plan includes an ongoing process of contacting Outside Entities whose systems have, or may have, a substantial effect on Enron's ability to continue to conduct business without disruption from Year 2000 problems. The Plan envisions Enron's attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible" (that is, able to process data reliably, both before and after January 1, 2000, without disruption due to an inability to reliably process date information). Enron will attempt diligently to coordinate with these Outside Entities in an ongoing effort to obtain assurance that these Outside Systems will be Year 2000 compatible well before January 1, 2000. Consequently, Enron will work prudently with Outside Entities in a reasonable attempt to inventory, assess, remediate, verify and test Enron's connections to Outside Systems to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with Enron's remediation of its own systems. To the extent that Outside Systems are not reasonably expected to be Year 2000 ready, Enron intends to develop contingency plans in an attempt to minimize the disruptions or other adverse effects resulting from year 2000 incompatibilities.

Current Status
   Enron and all its business units are in the process of completing preliminary assessments of Enron's Year 2000 problem, and Enron's business units are at various stages in implementation of the Plan.

   Although it is difficult to estimate the total costs of implementing the Plan through January 1, 2000 and beyond, Enron's preliminary estimate is that such costs will not be material. However, although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the next paragraph, that the actual costs of implementing the Plan will not differ materially from the estimated costs.

Outlook
   From a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Enron, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among the most important are the difficulty of locating all software internal to Enron that is not Year 2000 compatible, as well as "embedded" chips that may be in a great variety of hardware used for process or flow control, environmental, transportation, access, communications and other systems. Enron believes that it will be able to identify and remediate mission-critical internal computer systems and systems containing embedded chips and will have contingency plans to deal with these systems. Other important difficulties relate to the lack of control over, and difficulty inventorying, assessing, remediating, verifying and testing, Outside Systems connected, and vital, to Enron's computer, telecommunications or other mission-critical systems; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians and other personnel to perform adequate remediation, verification and testing of Enron systems or Outside Systems. Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Additionally, there can be no assurance for example that all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Enron's business. If, despite Enron's diligent, prudent efforts under its Year 2000 Plan, there are Year 2000-related failures that create substantial disruptions to Enron's business, the adverse impact on Enron's business could be material. Moreover, the estimated costs, referred to above, of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Enron's implementation of the Plan.

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

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance, however, SFAS No. 133 cannot be applied retroactively. Enron has not yet determined the timing of or method of adoption of SFAS No. 133. Enron believes that SFAS No. 133 will not have an impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities.

FINANCIAL CONDITION

Cash Flows
                                        Six Months Ended
                                            June 30,
(In Millions)                            1998      1997

Cash provided by (used in):
   Operating activities                $ (131)   $ (523)
   Investing activities                (1,257)     (647)
   Financing activities                 1,393     1,125

   Cash used in operating activities totaled $131 million in the first half of 1998 as compared to $523 million in the same period last year. The change reflects higher earnings in 1998 and payments of $440 million made in 1997 in connection with the resolution of the J-block gas contract partially offset by higher working capital requirements and an increase in net assets from price risk management activities. The changes in the receivable and payable components of working capital and net assets from price risk management activities were primarily a result of the high volume of power marketed by Enron and the increase in the per unit price of power in the second quarter of 1998.
Enron expects that its working capital requirements will decrease by year-end.

   Cash used in investing activities totaled $1,257 million in the first six months of 1998 as compared to $647 million in the same period of 1997. The 1998 amount reflects increased cash used to acquire merchant investments
(investments by Enron Wholesale in connection with its finance and investing line of business) and 7.7 million shares of EOG stock and a decrease in the amount of proceeds received from asset sales.

   Cash provided by financing activities totaled $1,393 million in the first half of 1998 as compared to $1,125 million during the same period of 1997. Financing activities in the first half of 1998 include net proceeds of approximately $837 million from the sale of 17.25 million shares of Enron common stock and net issuances of short- and long-term debt of $733 million. Proceeds were primarily used to fund investment activities.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

FINANCIAL RISK MANAGEMENT

   Enron Wholesale's business offers price risk management services primarily related to commodities associated with the energy sector (natural gas, crude oil, natural gas liquids and electricity). Enron's other businesses also enter into forwards, swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production and other contractual commitments. For a complete discussion of the types of financial risk management products used by Enron, the types of market risks associated with Enron's portfolio of transactions, and the methods used by Enron to manage market risks, see Enron's Annual Report on Form 10-K for the year ended December 31, 1997.

   In late June and early July 1998, a combination of warmer weather and lack of power generation capacity caused significant price swings in power markets in the Eastern United States. As a result, Enron's value at risk for commodity price risk for the Enron Wholesale business at June 30, 1998 increased to $44 million as compared to $25 million at December 31, 1997. However, since that time, the value at risk for commodity price risk has declined to levels comparable to year-end 1997. This decline was due to numerous factors, including lower power prices and volatility as well as changes in Enron's risk positions.

   Enron's value at risk for its non-trading commodity price risk includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged production. During the second quarter of 1998, Enron evaluated and began managing its price risk exposure related to EOG production as production estimates became more determinable for the remainder of 1998 and 1999. As a result, the value at risk for Enron's non-trading commodity price risk has increased approximately 50% as compared to the value at risk at December 31, 1997.

CAPITALIZATION

   Total capitalization at June 30, 1998 was $15.9 billion.
Debt as a percentage of total capitalization decreased to 44.1% at June 30, 1998 as compared to 44.6% at December 31,
1997 and 46.8% at June 30, 1997. The decrease primarily reflects the issuance during 1997 of approximately 62.0 million shares of common stock in connection with the acquisitions of PGC and the minority interest in EPP (see
Note 2 to the Consolidated Financial Statements) and the issuance, in May 1998, of 17.25 million shares of common stock, partially offset by increased debt.

   As described in Note 2 to the Consolidated Financial
Statements, in July 1998, Enron announced two proposed acquisitions totaling $3.5 billion. Enron plans to finance these acquisitions prior to year-end with a combination of permanent financing, the addition of third-party investors and the sale of selected assets. After the restructuring, Enron's total capital structure is not expected to be materially different from that at June 30, 1998.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Enron believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries, ability to penetrate new retail natural gas and electricity markets in the United States and Europe, the timing and extent of changes in commodity prices for crude oil, natural gas, electricity and interest rates, the extent of EOG's success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves, the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects and conditions of the capital markets and equity markets during the periods covered by the forward looking statements.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 4 to Consolidated Financial
Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Enron Corp. was held on May 5, 1998 in Houston, Texas, for the purpose of electing a board of directors and the appointment of auditors. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

  Nominee                 Shares FOR   Shares WITHHELD

Robert A. Belfer          269,617,479      2,958,316
Norman P. Blake, Jr.      270,017,054      2,558,741
Ronnie C. Chan            268,477,840      4,097,955
John H. Duncan            269,870,197      2,705,598
Joe H. Foy                269,849,722      2,726,073
Wendy L. Gramm            269,891,769      2,684,026
Ken L. Harrison           270,073,072      2,502,723
Robert K. Jaedicke        269,811,724      2,764,071
Kenneth L. Lay            269,827,805      2,747,990
Charles A. LeMaistre      269,714,549      2,861,246
Jerome J. Meyer           269,919,823      2,655,972
Jeffrey K. Skilling       269,980,191      2,595,604
John A. Urquhart          269,922,780      2,653,015
John Wakeham              269,913,491      2,662,304
Charls E. Walker          269,738,460      2,837,335
Bruce G. Willison         270,070,586      2,505,209
Herbert S. Winokur, Jr.   270,065,730      2,510,065

(b) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

     Shares FOR     Shares AGAINST    Shares ABSTAINING
     270,054,055       1,481,009         1,040,731

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

        Exhibit 12 - Computation of Ratio of Earnings to
                     Fixed Charges

(b)  Reports on Form 8-K

     None.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  August 13, 1998     By: /s/ Richard A. Causey
                               Richard A. Causey
                               Senior Vice President and Chief
                                Accounting, Information and
                                Administrative Officer
                               (Principal Accounting Officer)