Form 10-Q
period 1998-09-30
ENRON CORP/OR/
filed 1998-11-17
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998



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

            Class                Outstanding at October 31, 1998

  Common Stock, No Par Value           330,728,209 shares










                           1 of 43

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Income Statement - Three
           Months Ended September 30, 1998 and 1997 and
           Nine Months Ended September 30, 1998 and 1997       3
       Consolidated Balance Sheet - September 30, 1998
           and December 31, 1997                               4
       Consolidated Statement of Cash Flows - Nine
           Months Ended September 30, 1998 and 1997            6
       Notes to Consolidated Financial Statements              7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations      13

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  42

   ITEM 6. Exhibits and Reports on Form 8-K                   42

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)



                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                        1998      1997      1998      1997

Revenues                              $11,320    $5,806   $23,558   $14,401
Costs and Expenses
  Cost of gas, electricity and other
   products                            10,017     4,927    20,103    12,270
  Operating expenses                      614       418     1,621       999
  Oil and gas exploration expenses         34        22        94        68
  Depreciation, depletion and
   amortization                           215       169       587       418
  Taxes, other than income taxes           50        45       153       114
  Contract restructuring charge             -         -         -       675
                                       10,930     5,581    22,558    14,544

Operating Income (Loss)                   390       225     1,000      (143)
Other Income and Deductions
  Equity in earnings of unconsolidated
   subsidiaries                             8        57       161       138
  Gains (losses) on sales of assets
   and investments                         (1)      (34)        3       122
  Other income, net                         8        63        57        75
Income (Loss) Before Interest,
 Minority Interests and Income Taxes      405       311     1,221       192
Interest and Related Charges, net         134       122       398       271
Dividends on Company-Obligated
 Preferred Securities of Subsidiaries      19        19        58        50
Minority Interests                         16        22        60        58
Income Tax Expense (Benefit)               68        14       178      (123)
Net Income (Loss)                         168       134       527       (64)
Preferred Stock Dividends                   4         5        13        13
Earnings (Loss) on Common Stock       $   164    $  129   $   514    $  (77)

Earnings (Loss) Per Share of Common
 Stock
   Basic                              $  0.50    $ 0.44   $  1.62    $(0.29)
   Diluted                            $  0.47    $ 0.42   $  1.53    $(0.29)

Average Number of Common Shares
 Used in Computation
  Basic                                   329       294       318       268
  Diluted                                 356       317       344       268



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                September 30,   December 31,
                                                    1998           1997

ASSETS

Current Assets
  Cash and cash equivalents                      $   383         $   170
  Trade receivables                                2,661           1,697
  Other receivables                                  752             454
  Assets from price risk management activities     1,787           1,577
  Other                                              966             771
     Total Current Assets                          6,549           4,669

Investments and Other Assets
  Investments in and advances to unconsolidated
   subsidiaries                                    4,382           2,656
  Assets from price risk management activities     2,306           1,352
  Goodwill                                         1,976           1,910
  Other                                            4,509           3,665
     Total Investments and Other Assets           13,173           9,583

Property, Plant and Equipment, at cost            15,064          13,742
  Less accumulated depreciation, depletion
   and amortization                                5,037           4,572
     Net Property, Plant and Equipment            10,027           9,170

Total Assets                                     $29,749         $23,422





The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                September 30,   December 31,
                                                    1998           1997

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $ 2,898         $ 2,119
  Liabilities from price risk management
   activities                                      1,907           1,476
  Short-term debt                                  1,102               -
  Other                                            1,208             817
     Total Current Liabilities                     7,115           4,412

Long-Term Debt                                     8,475           6,254

Deferred Credits and Other Liabilities
  Deferred income taxes                            2,040           2,039
  Liabilities from price risk management
   activities                                      1,465           1,190
  Other                                            1,568           1,769
     Total                                         5,073           4,998

Minority Interests                                 1,142           1,147

Company-Obligated Preferred Securities of
 Subsidiaries                                        993             993

Shareholders' Equity
  Second preferred stock, cumulative,
   no par value                                      132             134
  Common stock, no par value                       5,110           4,224
  Retained earnings                                2,138           1,852
  Cumulative foreign currency translation
   adjustment                                       (170)           (148)
  Common stock held in treasury                     (202)           (269)
  Other (including Flexible Equity Trust)            (57)           (175)
     Total                                         6,951           5,618

Total Liabilities and Shareholders' Equity       $29,749         $23,422



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                         1998       1997

Cash Flows From Operating Activities
Reconciliation of net income (loss) to net cash
 provided by (used in) operating activities
  Net income (loss)                                   $   527    $  (64)
  Depreciation, depletion and amortization                587        418
  Oil and gas exploration expenses                         94         68
  Deferred income taxes                                   109       (193)
  Gains on sales of assets and investments                (31)      (129)
  Changes in components of working capital               (372)      (427)
  Net assets from price risk management
   activities                                            (458)      (198)
  Amortization of production payment transaction          (32)       (32)
  Other, net                                             (107)       (31)
Net Cash Provided by (Used in) Operating Activities       317       (588)
Cash Flows From Investing Activities
  Proceeds from sales of assets and investments            59        441
  Capital expenditures                                 (1,231)      (953)
  Equity investments                                   (1,498)      (692)
  Merchant banking investments                           (487)         -
  Acquisition of subsidiary stock                        (180)         -
  Business acquisitions, net of cash acquired             (87)       (77)
  Other, net                                              (93)      (215)
Net Cash Used in Investing Activities                  (3,517)    (1,496)
Cash Flows From Financing Activities
  Net increase in short-term borrowings                 1,997        723
  Issuance of long-term debt                            1,253      2,059
  Repayment of long-term debt                            (388)      (419)
  Issuance of company-obligated preferred
   securities of subsidiaries                               -        372
  Issuance of common stock                                867          -
  Dividends paid                                         (307)      (255)
  Net (acquisition) disposition of treasury stock           6       (396)
  Other, net                                              (15)       (62)
Net Cash Provided by Financing Activities               3,413      2,022
Increase (Decrease) in Cash and Cash Equivalents          213        (62)
Cash and Cash Equivalents, Beginning of Period            170        256
Cash and Cash Equivalents, End of Period              $   383     $  194

Changes in Components of Working Capital
  Receivables                                         $(1,317)    $  (95)
  Payables                                                860       (124)
  Other                                                    85       (208)
     Total                                            $  (372)    $ (427)



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

2. BUSINESS ACQUISITIONS

   On July 16, 1998 Enron, through a wholly-owned subsidiary, was the successful bidder for an interest in Elektro Eletricidade e Servicos S.A. (Elektro), Brazil's sixth largest electricity distributor. Enron's winning bid for a controlling interest in Elektro was approximately $1.3 billion. Elektro serves approximately 1.5 million customers through approximately 51,000 miles of distribution lines in the state of Sao Paulo. The acquisition was consummated in late August.

   On July 24, 1998 Enron announced a cash offer for all outstanding shares of Wessex Water Plc (Wessex). Wessex provides water supply and wastewater services in southwestern England. The offer, which was made by a subsidiary of Enron, was made based on $10.33, as of July
24, for each share and values the common equity of Wessex, on a fully diluted basis, at approximately $2.2 billion.
Enron's offer was unanimously recommended by the board of directors of Wessex.

   On October 2, 1998, Enron announced that it had received valid acceptances of its offer for Wessex representing more than 90 percent of Wessex's issued ordinary share capital. On the same date, Enron Water (Europe) Plc made payment for
91.9 percent of Wessex's issued ordinary share capital. Further, on October 2, 1998, Enron issued notices to those Wessex ordinary shareholders who had not already accepted the offer, informing them that it intended to exercise its rights under British law to acquire compulsorily all the outstanding ordinary shares of Wessex. The compulsory share acquisition is expected to be consummated in November 1998.

   The Elektro and Wessex acquisitions were initially financed by short-term indebtedness and bridge loans totaling approximately $3 billion and by approximately $.6 billion of non-recourse debt incurred by Wessex.

   Although Enron currently has a greater than 50 percent interest in the subsidiary which acquired Elektro, the subsidiary is being presented under the equity method. As a part of the permanent financing structure, which is expected to be in place prior to year-end, management is actively pursuing a sale of 50 percent of the subsidiary. Enron intends to restructure the Wessex financing in a similar manner.

   On October 30, 1998, Enron, through a wholly-owned subsidiary, announced that it had reached a definitive agreement with Cogen Technologies to acquire its interests in three power plants located in New Jersey, which have an aggregate generating capacity of 1,037 megawatts, for $1.1 billion (including $1.0 billion of non-recourse debt already committed by financial institutions and $130 million of capital to be contributed by the purchasers) and the assumption of approximately $350 million in non-recourse debt. The parties anticipate closing the transaction in early 1999. Enron anticipates making the acquisition with another party and expects to own a 50 percent interest.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first nine months of 1998 and 1997 was $51 million and $43 million, respectively. Cash paid for interest expense for the same periods, net of amounts capitalized, was $419 million and $282 million, respectively.

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

   PGE has filed a petition for review with the Oregon Supreme Court. The OPUC has also filed such a petition for review. Also on August 26, 1998, the Utility Reform Project filed a Petition for Review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

5. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                          Nine Months Ended
                                    Third Quarter     September 30,
                                     1998    1997      1998    1997

Numerator:
  Net income (loss)                 $ 168   $ 134     $ 527   $ (64)
  Preferred stock dividends            (4)     (5)      (13)    (13)
  Numerator for basic earnings
   per share - income available
   to common shareholders             164     129       514     (77)
  Effect of dilutive securities:
     Preferred stock dividends(a)       4       5        13       -
  Numerator for diluted earnings
   per share - income available
   to common shareholders after
   assumed conversions              $ 168   $ 134     $ 527   $ (77)

Denominator:
  Denominator for basic earnings
   per share - weighted-average
   shares                             329     294       318     268
  Effect of dilutive securities:
     Preferred stock(a)                18      18        18       -
     Employee stock options(a)          8       4         7       -
     Other puts and forwards(a)         1       1         1       -
  Dilutive potential common shares     27      23        26       -
  Denominator for diluted earnings
   per share - adjusted weighted-
   average shares and assumed
   conversions                        356     317       344     268
Basic earnings (loss) per share     $0.50   $0.44     $1.62  $(0.29)
Diluted earnings (loss) per share   $0.47   $0.42     $1.53  $(0.29)

(a) For the nine months ended September 30, 1997, the dividends and conversion of preferred stock have been excluded from the computation because they are antidilutive.

6. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                           Nine Months Ended
                                     Third Quarter   September 30,
                                     1998    1997     1998   1997

Earnings (loss) on common stock     $ 164   $ 129   $ 514   $ (77)
Other comprehensive income:
  Foreign currency
   translation adjustment             (11)      -     (22)     (2)
Total comprehensive income (loss)   $ 153   $ 129   $ 492   $ (79)

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Third Quarter 1998
vs. Third Quarter 1997


   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's third quarter 1998 net income was $168 million compared to $134 million in the third quarter of 1997. The results of operations discussion focuses on core businesses, the retail energy services business (primarily serving commercial and light industrial end-use customers) and items impacting comparability of operations. Core businesses include Exploration and Production (Enron Oil & Gas Company), Transportation and Distribution (Gas Pipeline Group and Portland General) and Wholesale Energy Operations and Services (Enron Capital & Trade Resources and Enron International). The results of Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. Items impacting comparability are discussed in the respective segment results. Net income
(loss) includes the following (in millions):

                                           Third Quarter
                                           1998      1997

After-tax results from:
Core businesses                           $ 186     $ 163
Retail Energy Services                      (18)      (16)
                                            168       147
Items impacting comparability:
  J-Block contract restructuring charge       -       (13)
Net income                                $ 168     $ 134

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                              Third Quarter
                                              1998      1997

Basic earnings per share                     $ 0.50     $0.44

Diluted earnings (loss) per share:
  Results from core businesses               $ 0.52    $ 0.51
  Results from Retail Energy Services         (0.05)    (0.05)
  Items impacting comparability:
     J-Block contract restructuring charge        -     (0.04)
Diluted earnings per share                   $ 0.47     $0.42

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                            Third Quarter
                                            1998      1997

Exploration and Production                 $  25     $  49
Transportation and Distribution:
  Gas Pipeline Group                          69        71
  Portland General                            61        51
Wholesale Energy Operations and Services     277       173
Retail Energy Services                       (23)      (25)
Corporate and Other                           (4)       (8)
  Income before interest, minority
   interests and taxes                     $ 405     $ 311

Exploration and Production
   Enron's exploration and production operations are conducted by Enron Oil & Gas Company (EOG). IBIT of
Exploration and Production, which includes EOG's results and results of hedges placed by Enron on commodity positions not hedged by EOG, totaled $25 million and $49 million for the third quarter of 1998 and 1997, respectively.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                               Third Quarter
                                               1998      1997

Natural gas volumes (MMcf/d)(a)
  North America                                  798       748
  Trinidad                                       163       115
  India                                           58        34
     Total                                     1,019       897
Average natural gas prices ($/Mcf)
  North America                                $1.75     $1.91
  Trinidad                                      1.03      1.04
  India                                         2.34      2.93
     Composite                                  1.67      1.84
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                 19.4      14.8
  Trinidad                                       3.1       3.4
  India                                          5.1       2.4
     Total                                      27.6      20.6
Average crude oil/condensate prices ($/Bbl)
  North America                               $12.39    $18.88
  Trinidad                                     11.37     18.91
  India                                        11.59     18.21
     Composite                                 12.13     18.81

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                         Third Quarter
                                         1998      1997

Net revenues                             $199      $193
Operating expenses                         40        38
Exploration expenses                       34        22
Depreciation, depletion and amortization   84        72
Taxes, other than income taxes             14        13
Other income, net                          (2)        1
  Income before interest, minority
   interests and taxes                   $ 25      $ 49

Net Revenues
   Exploration and Production's revenues, net of cost of gas sold in connection with natural gas marketing, increased $6 million in the third quarter of 1998 as compared to the same period in 1997, primarily due to increased production volumes of natural gas and crude oil and condensate, partially offset by lower wellhead natural gas and crude oil and condensate prices.

Costs and Expenses
   Operating expenses, including taxes other than income taxes, depreciation, depletion and amortization and exploration expenses increased primarily due to increased production volumes and increased exploration activities.

Transportation and Distribution
   Transportation and Distribution consists of Gas Pipeline Group and Portland General. Gas Pipeline Group includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern) and Enron's 50% interest in Florida Gas Transmission Company (Florida Gas). Portland General primarily reflects the results of Portland General Electric Company (PGE).

   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         Third Quarter
                                         1998      1997

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  3,792     4,063
  Transwestern Pipeline                 1,615     1,453
  Florida Gas Transmission              1,471     1,486
  Northern Border Pipeline              1,723     1,740

(a) Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                         Third Quarter
                                         1998      1997

Net revenues                             $144      $143
Operating expenses                         68        77
Depreciation and amortization              17        16
Equity in earnings                          8        11
Other income, net                           2        10
  Income before interest and taxes       $ 69      $ 71

Net Revenues
   Revenues, net of cost of sales, of Gas Pipeline Group
(GPG) increased $1 million in the third quarter of 1998 as compared to the same period in 1997 despite a decrease in total volumes transported. The change in net revenues is primarily a result of increased average transport rates.

Costs and Expenses
     Operating expenses decreased $9 million during the third quarter of 1998 as compared to the same period in 1997, primarily due to lower overhead costs.

Other Income, net
     Other income, net decreased $8 million in the third quarter of 1998 as compared to the third quarter of 1997, primarily as a result of the resolution in 1997 of certain liabilities previously reserved.

   Portland General. For the third quarter of 1998, Portland General realized IBIT of $61 million as compared to $51 million in the same period in 1997, as follows (in millions):

                                         Third Quarter
                                         1998      1997

Revenues                                 $280      $386
Purchased power and fuel                  104       221
Operating expenses                         76        69
Depreciation and amortization              47        45
Other income, net                           8         -
  Income before interest and taxes       $ 61       $51

Revenues
   Revenues of Portland General declined $106 million in the third quarter of 1998 as compared to the same period in 1997, primarily due to the transition of the majority of its electricity wholesale business to the Wholesale Energy Operations and Services segment beginning January 1, 1998, partially offset by an $8 million reduction in 1997 revenues resulting from an Oregon excise tax refund that was returned by PGE to its customers that resulted in a corresponding decrease in tax expense.

Costs and Expenses
   Costs and expenses decreased $108 million in the third quarter of 1998 as compared to the third quarter of 1997, primarily as a result of the transition of its electricity wholesale business to the Wholesale Energy Operations and Services segment.

Other income, net
   Other income, net increased $8 million in the third quarter of 1998 as compared to the same period of 1997, primarily due to Portland General's equity in earnings of a telecommunications joint venture created in 1998.

   Statistics for PGE for the third quarter of 1998 and 1997 are as follows:

                                        Third Quarter
                                               1998      1997

Electricity Sales (Thousand MWh)(a)
  Residential                                 1,454     1,391
  Commercial                                  1,861     1,831
  Industrial                                  1,074     1,093
     Total Retail                             4,389     4,315
  Wholesale(c)                                2,675     8,556
     Total Electricity Sales                  7,064    12,871

Average Billed Revenue (cents per kWh)
  Residential                                  6.43      5.71
  Commercial                                   5.07      5.01
  Industrial                                   3.37      3.45
     Total Retail                              4.47      4.84
  Wholesale                                    2.61      2.10
     Total Sales                               3.88      3.02

Resource Mix
  Coal                                           19%        7%
  Combustion Turbine                             17         5
  Hydro                                           7         4
     Total Generation                            43        16
  Firm Purchases                                 47        77
  Secondary Purchases                            10         7
     Total Resources                            100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                    9.6       8.8
  Firm Purchases                               18.8      19.2
  Secondary Purchases                          32.1      13.0
     Total Average Variable Power Cost         17.3      17.6

Retail Customers (end of period, thousands)     698       681

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

   Enron continues to be a leading provider of energy commodity sales and services as well as a leader in the development, construction and operation of energy infrastructure worldwide. These activities have been and will continue to be a significant part of Enron Wholesale's business. In addition, economic value is being created as Enron expands its worldwide energy businesses and offers comprehensive energy products and services to its customers. An increasing amount of earnings is derived from the growing number of energy-related investments. Examples of these investments include investments in debt and equity securities of oil and gas producers and other energy-intensive companies as well as Enron's international energy investments such as power plants and natural gas pipelines. Earnings from these investments primarily result from changes in the market value of merchant banking related investments held during the period, equity earnings and gains on sales or restructurings of other investments.

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

   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                         Third Quarter
                                         1998      1997

Asset Development and Construction       $ 51      $ 14
Cash and Physical                         137         4
Risk Management                            44        68
Finance and Investing                      81       126
Unallocated expenses                      (36)      (39)
  Income before interest, minority
   interests and taxes                   $277      $173

   The following discussion analyzes the contributions to IBIT and the outlook for each of the business lines.

   Asset Development and Construction. This line of business includes the development and construction of power plants, pipelines and other energy infrastructure.

     Earnings from the asset development and construction business increased to $51 million in the third quarter of 1998 from $14 million in the same period of 1997 primarily as a result of earnings related to the sale of an interest in a project in the construction phase, partially offset by development costs.

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

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                               Third Quarter
                                               1998      1997

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               7,749     7,321
  Canada                                      3,656     2,353
  Europe                                      1,176       748
  Other                                           4         -
                                             12,585    10,422
Transport Volumes                               643       456
     Total Gas Volumes                       13,228    10,878
Oil                                           2,596       684
Liquids                                         652       858
Electricity(c)                               17,684     7,854
     Total                                   34,160    20,274

Electricity Volumes Marketed
 (Thousand MWh)
   United States                            162,527    72,238
   Europe                                       165        19
     Total                                  162,692    72,257

Financial Settlements (Notional)(BBtue/d)    83,653    51,953

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

     The earnings from cash and physical increased to $137 million in the third quarter of 1998 as compared to $4 million in the same period of 1997 primarily due to earnings related to Enron's international assets and increased profits from both gas and power marketing. The volume of electricity marketed increased over 100% from the third quarter of 1997 while gas volumes marketed increased over 20% in the same period.

   Risk Management. Enron Wholesale's risk management operations consist of market origination activity on new long-term contracts (transactions greater than one year) and restructuring of existing long-term contracts, including development activity related to such contracts.

     Earnings from risk management decreased by $24 million in the third quarter of 1998 as compared to the third quarter of 1997, primarily due to fewer originations in Europe, partially offset by increased North American originations.

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

     Earnings from the finance and investing operations decreased to $81 million in the third quarter of 1998 as compared to $126 million in the same period of 1997, primarily as a result of fewer originations and the decline in value of Enron's investments, net of hedging activities, caused by general market conditions, partially offset by gains on restructurings and sales of investments.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs decreased in 1998 by $3 million.

   Investing Activity. Included in the Enron Wholesale business lines described above, for the third quarter of 1998, was approximately $200 million of gross margin (before certain direct and indirect expenses) resulting from the management of investments, as compared with approximately $150 million during the third quarter of 1997. These earnings have been reflected in the business lines discussed above based on the type of activity to which the investment related. Cash proceeds from this activity totaled approximately $200 million and $80 million for the quarter ended September 30, 1998 and 1997, respectively.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending Enron's energy expertise to end-use customers. This includes sales of natural gas, electricity and energy management services directly to commercial and light industrial customers. Energy Services reported an operating loss before interest, minority interest and taxes of $23 million in the third quarter of 1998 compared to a loss of $25 million in the third quarter of 1997. These results primarily reflect the costs associated with securing new contracts and developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services.

Corporate and Other
   Corporate and Other, which includes results of Enron
Renewable Energy Corp., EOTT Energy Corp. (EOTT) and the operations of Enron's methanol and MTBE plants, realized a loss before interest, minority interests and income tax of $4 million in the third quarter of 1998 compared to a loss of $8 million for the same period in 1997.

Interest and Related Charges, net
   Interest and related charges, net is reported net of interest capitalized of $17 million and $5 million for the third quarter of 1998 and 1997, respectively. The net expense increased $12 million in the third quarter of 1998 as compared to the same period of 1997, primarily due to higher debt levels, including approximately $1.5 billion of long-term debt issued between the fourth quarter of 1997 and the third quarter of 1998 and approximately $1.3 billion of short-term debt to fund the initial financing of the Elektro acquisition. See Note 2 to the Consolidated Financial Statements.

Dividends on Company-Obligated Preferred Securities of
 Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries was $19 million in the third quarter of 1998 and 1997.

Minority Interests
   Minority interests decreased $6 million in the third quarter of 1998 compared to the same period in 1997, primarily due to Enron's acquisition of the Enron Global Power & Pipelines, L.L.C. minority interest in November 1997 and lower net income from EOG in the third quarter of 1998, partially offset by the minority owner's share of dividends on preferred stock issued in connection with the formation of an Enron-controlled joint venture in late 1997.

Income Tax Expense
   Income taxes increased during the third quarter of 1998 as compared to the third quarter of 1997 primarily as a result of increased earnings. The effective tax rate differed from the statutory rate due to equity earnings, tight gas sands tax credits and asset and stock sale differences.


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998
vs. Nine Months Ended September 30, 1997


RESULTS OF OPERATIONS

Consolidated Net Income
   Enron reported net income of $527 million for the first nine months of 1998 compared to a loss of $64 million during the same period in 1997. Net income (loss) includes the following (in millions):

                                        Nine Months Ended
                                         September 30,
                                         1998      1997

After-tax results from:
Core businesses                          $593     $ 448
Retail Energy Services                    (66)      (41)
                                          527       407
Items impacting comparability(a):
  Gains on sales of liquids assets          -        66
  J-Block contract restructuring charge     -      (463)
  Charge to reflect depressed MTBE
   margin on committed production           -       (74)
Net income (loss)                        $527     $ (64)

(a) Tax affected at 35%, except where a specific tax rate applied.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                            Nine Months Ended
                                               September 30,
                                               1998      1997

Basic earnings (loss) per share              $ 1.62    $(0.29)

Diluted earnings (loss) per share:
  Results from core businesses               $ 1.72    $ 1.56
  Results from Retail Energy Services         (0.19)    (0.14)
  Items impacting comparability:
     Gains on sales of liquids assets             -      0.23
     J-Block contract restructuring charge        -     (1.61)
     Charge to reflect depressed MTBE
      margins on committed production             -     (0.26)
     Effect of anti-dilution(a)                   -     (0.07)
Diluted earnings (loss) per share            $ 1.53    $(0.29)

(a) The conversion of certain options and preferred shares to common for purposes of the diluted earnings (loss) per share calculation was anti-dilutive by $0.07 per share. However, in order to present comparable results, per share amounts for each earnings component were calculated after considering conversion.

Income Before Interest, Minority Interests and Income Taxes
   The following table presents IBIT for each of Enron's operating segments (in millions):

                                       Nine Months Ended
                                         September 30,
                                         1998      1997

Exploration and Production             $   97     $ 121
Transportation and Distribution:
  Gas Pipeline Group                      267       381
  Portland General                        202        51
Wholesale Energy Operations and
 Services                                 767       470
Retail Energy Services                    (93)      (64)
Corporate and Other                       (19)     (767)
  Income (loss) before interest,
   minority interests and taxes        $1,221     $ 192

Exploration and Production
   EOG reported IBIT of $97 million in the first nine months of 1998 compared to $121 million for the same period in 1997. The 1998 results includes EOG's results and hedges placed by Enron on commodity positions not hedged by EOG.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                        Nine Months Ended
                                          September 30,
                                         1998      1997

Natural gas volumes (MMcf/d)(a)
  North America                           755       756
  Trinidad                                135       114
  India                                    53        11
     Total                                943       881
Average natural gas prices ($/Mcf)
  North America                         $1.87     $2.09
  Trinidad                               1.06      1.04
  India                                  2.52      2.93
     Composite                           1.79      1.96
Crude oil/condensate volumes (MBbl/d)(a)
  North America                          16.5      13.8
  Trinidad                                2.9       3.5
  India                                   4.7       1.8
     Total                               24.1      19.1
Average crude oil/condensate prices
 ($/Bbl)
  North America                        $13.18    $19.72
  Trinidad                              12.85     18.88
  India                                 13.31     20.78
     Composite                          13.17     19.66

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                        Nine Months Ended
                                          September 30,
                                         1998      1997

Net revenues                             $584      $545
Operating expenses                        119       112
Exploration expenses                       94        68
Depreciation, depletion and amortization  229       204
Taxes, other than income taxes             42        43
Other income (expense), net                (3)        3
  Income before interest, minority
   interests and taxes                   $ 97      $121

Net Revenues
   Exploration and Production's revenues, net of cost of gas sold in connection with natural gas marketing, increased $39 million in the first nine months of 1998 as compared to the same period in 1997. Total production volumes increased in the first nine months of 1998 as compared with the first nine months of 1997, although wellhead revenues declined due to lower prices. Other marketing activities, including natural gas and crude oil hedging and trading transactions, resulted in a decrease to net revenues of approximately $1 million in the first nine months of 1998, an improvement from the prior year, which reflected a reduction of $55 million in net revenues.

Costs and Expenses
   Operating expenses, depreciation, depletion and amortization and exploration expenses increased primarily due to increased production volumes, increased exploration activities and overall market increases.

Transportation and Distribution
   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                        Nine Months Ended
                                          September 30,
                                         1998      1997

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  4,053     4,316
  Transwestern Pipeline                 1,649     1,399
  Florida Gas Transmission              1,323     1,389
  Northern Border Pipeline              1,766     1,800

(a) Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                        Nine Months Ended
                                          September 30,
                                         1998      1997

Net revenues                             $473      $488
Operating expenses                        205       226
Depreciation and amortization              50        50
Equity in earnings                         28        29
Other income, net                          21        38
  IBIT before items impacting
   comparability                          267       279
Gains on sales of liquids assets            -       102
  Income before interest and taxes       $267      $381

Net Revenues
     Revenues, net of cost of sales, of GPG declined $15 million in the first nine months of 1998 as compared to the same period in 1997. The decrease is primarily due to the sale of the liquids assets in the first quarter of 1997 and the unusually warm winter in Northern's service territory in 1998.

Costs and Expenses
     Operating expenses decreased $21 million during the first nine months of 1998 as compared to the same period in 1997. The decline is primarily due to reduced expenses following the sale of natural gas liquids assets in the first half of 1997 and to lower overhead costs.

Other Income, net
     Other income, net decreased $17 million during the first nine months of 1998 as compared to the same period in 1997. The decrease was primarily due to income recognized in 1997 related to liquids assets sold in 1997.

Items Impacting Comparability
   During the first quarter of 1997, gains of $102 million were recognized related to the sales of liquids assets, including processing plants and Enron's interest in the Enron Liquids Pipeline L.P.

   Portland General. Results for Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. For the first nine months of 1998, Portland General realized IBIT of $202 million, compared with $51 million for the three month period from July 1, 1997 to September 30, 1997, as follows (in millions):

                                        Nine Months Ended
                                          September 30,
                                         1998      1997

Revenues                                 $869      $386
Purchased power and fuel                  322       221
Operating expenses                        230        69
Depreciation and amortization             136        45
Other income, net                          21         -
  Income before interest and taxes       $202      $ 51

   The results for the first nine months of 1998 include the impact of the warmer than normal winter, increased operating expenses related to the January 1998 ice storm in PGE's customer service area and the transfer of the majority of its electricity wholesale business to the Enron Wholesale segment. Other income of $21 million in 1998 includes the equity in earnings of a telecommunications joint venture.

   Statistics for PGE for the first nine months of 1998 and 1997 (including amounts for the first six months of 1997 for comparative purposes only) are as follows:

                                          Nine Months Ended
                                            September 30,
                                            1998      1997

Electricity Sales (Thousand MWh)(a)
  Residential                              5,054     5,011
  Commercial                               5,134     5,186
  Industrial                               3,170     3,173
     Total Retail                         13,358    13,370
  Wholesale (c)                            8,632    22,043
     Total Electricity Sales              21,990    35,413

Average Billed Revenue (cents per kWh)
  Residential                               6.21      5.59
  Commercial                                5.07      5.07
  Industrial                                3.03      3.43
     Total Retail                           4.86      4.87
  Wholesale                                 2.04      1.80
     Total Sales                            3.86      3.01

Resource Mix
  Coal                                        15%        6%
  Combustion Turbine                           9         2
  Hydro                                        9         6
     Total Generation                         33        14
  Firm Purchases                              60        79
  Secondary Purchases                          7         7
     Total Resources                         100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                 8.0       5.3
  Firm Purchases                            16.3      16.0
  Secondary Purchases                       21.8      11.9
     Total Average Variable Power Cost      15.0      15.0

Retail Customers (end of period,
 thousands)                                  698       681

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.
(c) Wholesale electricity trading activities after December 1997 were transferred to the Wholesale Energy
     Operations and Services business segment.

Wholesale Energy Operations and Services
   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                        Nine Months Ended
                                          September 30,
                                         1998      1997

Asset Development and Construction      $ 113      $ 53
Cash and Physical                         391       222
Risk Management                            83       113
Finance and Investing                     286       180
Unallocated expenses                     (106)      (98)
  Income before interest, minority
   interests and taxes                  $ 767      $470

   The following discussion analyzes the contributions to IBIT and the outlook for each of the business lines.

   Asset Development and Construction. Earnings from the asset development and construction business increased to $113 million in the first nine months of 1998 from $53 million in the same period of 1997, primarily as a result of earnings related to the sale of an interest in a project in the construction phase, international power plant and pipeline projects, partially offset by development costs.

   Cash and Physical. Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                            Nine Months Ended
                                              September 30,
                                              1998      1997

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                              7,242     7,749
  Canada                                     3,279     2,195
  Europe                                     1,121       594
  Other                                          3         -
                                            11,645    10,538
Transport Volumes                              575       451
     Total Gas Volumes                      12,220    10,989
Oil                                          2,298       600
Liquids                                        619     1,061
Electricity(c)                              11,838     5,264
     Total                                  26,975    17,914

Electricity Volumes Marketed
 (Thousand MWh)
   United States                           322,874   143,621
   Europe                                      287        87
     Total                                 323,161   143,708

Financial Settlements (Notional)(BBtue/d)   73,711    45,883

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

   The earnings from cash and physical increased $169 million in the first nine months of 1998 as compared to the same period of 1997 primarily due to earnings related to Enron's domestic and international assets and increased profits from power marketing where volumes increased over 100% in 1998, partially offset by increased expenses.

   Risk Management.  Earnings from risk management decreased
27% in the first nine months of 1998 as compared to the first nine months of 1997 primarily due to fewer originations in Europe, partially offset by increased North
American originations.

   Finance and Investing. Earnings from the finance and investing operations increased to $286 million in the first nine months of 1998 as compared to $180 million in the same period of 1997 as a result of increased originations in the North American and European markets and increased earnings associated with Enron energy investments net of hedging activities.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1998 due to continued expansion into new markets and system upgrades.

   Investing Activities. Included in the Enron Wholesale business lines described above, for the nine months ended September 30, 1998, was approximately $520 million of gross margin (before certain direct and indirect expenses) resulting from the management of investments, as compared with approximately $220 million during the nine months ended September 30, 1997. These earnings have been reflected in the business lines discussed above based on the type of activity to which the investment related. Cash proceeds from this activity totaled approximately $700 million and $180 million for the nine months ended September 30, 1998 and 1997, respectively.

Retail Energy Services
   Energy Services reported an operating loss before interest, minority interest and taxes of $93 million in the first nine months of 1998 compared to a loss of $64 million for the same period of 1997. These results primarily reflect the costs associated with securing new contracts and developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services, as well as income from investments in related businesses.

Corporate and Other
   Corporate and Other realized a loss of $19 million in the first nine months of 1998 compared to a loss of $767 million for the same period in 1997.

   Significant components of IBIT are as follows:

                                             Nine Months Ended
                                               September 30,
                                               1998      1997

IBIT before items impacting comparability     $ (19)   $   8

Items impacting comparability:
  J-Block gas contract restructuring charge       -     (675)
  Charge to reflect depressed MTBE margins
   on committed production                        -     (100)

IBIT                                          $ (19)   $(767)

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $33 million and $13 million for the first nine months of 1998 and 1997, respectively. The net expense increased $127 million in the first nine months of 1998 as compared to the same period of 1997, primarily due to higher debt levels, including $1.5 billion of debt issued by Enron in the second half of 1997, $1.1 billion of debt assumed in connection with the merger with PGC, the issuance of $1.5 billion of debt by Enron between the end of 1997 and the end of the third quarter of 1998 and the increase in short-term borrowing mainly related to the initial financing of the Elektro acquisition.

Dividends on Company-Obligated Preferred Securities of
Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries increased from $50 million in the first nine months of 1997 to $58 million in the first nine months of 1998, primarily due to the issuance of approximately $200 million of additional preferred securities by an Enron subsidiary in June 1997.

Minority Interests
   Minority interests increased $2 million to $60 million in the first nine months of 1998 compared to the same period in 1997, primarily due to the minority owner's share of dividends on preferred stock issued in connection with the formation of an Enron-controlled joint venture in late 1997, partially offset by Enron's acquisition of the Enron Global Power & Pipelines, L.L.C. minority interest in November 1997 and decreased net income from EOG in the first nine months of 1998.

Income Tax Expense
   Income taxes increased during the first nine months of 1998 as compared to the same period in 1997 primarily as a result of pretax losses in 1997 due to the non-recurring charges for the restructuring of Enron's J-Block contract and for depressed MTBE margins on committed production. The effective tax rate differed from the statutory rate due to various transactions, including equity earnings, tight gas sands tax credits and asset and stock sale differences.

YEAR 2000

   The Year 2000 problem results from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900, instead of 2000. These errors or failures may have limited effects, or the effects may be widespread, depending on the computer chip, system or software, and its location and function.

   The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence certainly is true for Enron and Enron's suppliers, trading partners, and customers, as well as for governments of countries around the world where Enron does business.

State of Readiness
   Enron's Board of Directors have been briefed about the Year 2000 problems generally and as it may affect Enron.
The Board has adopted a Year 2000 plan (the "Plan") covering all of Enron's business units. The aim of the Plan is to take reasonable steps to prevent Enron's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Enron's business).

   Implementation of Enron's Year 2000 plan is directly supervised by a Senior Vice President who is aided by a Year 2000 Project Director. The Project Director coordinates the implementation of the Plan among Enron's business units. As part of the overall Plan, each business unit in turn has developed, and is implementing, a Year 2000 plan specific to it. Enron also has engaged outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

   Enron is implementing the Plan, which will be modified as events warrant. Under the Plan, Enron will continue to inventory its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices); assess the effects of Year 2000 problems on the mission-critical functions of Enron's business units; remedy systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verify and test the mission-critical systems to which remediation efforts have been applied; and attempt to mitigate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

   The Plan recognizes that the computer,
telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of Enron's business. Enron does not have control of these Outside Entities or Outside Systems. (In some cases, Outside Entities are foreign governments or businesses located in foreign countries.) However, Enron's Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in Enron's judgment, have or may have a substantial effect on Enron's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisions Enron's attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible." Enron will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to Enron will be Year 2000 compatible well before January 1, 2000. Consequently, Enron will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for Enron's connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with Enron's mission-critical systems.

   It is important to recognize that the processes of inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are necessarily iterative processes. That is, the steps are repeated as Enron learns more about the Year 2000 problem and its effects on Enron's internal systems and on Outside Systems, and about the effects that embedded chips may have on Enron's systems and Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. Enron anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the Year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

   As of November 1998, Enron and all its business units are at various stages in implementation of the Plan, as shown in the following tables. The first table deals with the Enron business units' mission-critical internal systems (including embedded chips) and the second deals with the business units' mission-critical Outside Systems. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Internal Items)

                                                                                    Contingency
                   Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
 Production            IP         IP         IP         IP         IP       IP           IP

Transportation
 and Distribution:
  Gas Pipeline
   Group               IP         IP         IP         IP         IP       IP           IP
  Portland General     C          C          C          IP         IP       IP           IP

Wholesale:
  Domestic             C          C          IP         IP         IP       IP           TBI
  Europe               C          C          C          IP         IP       IP           IP
  Other Intl.          IP         IP         IP         IP         IP       IP           IP

Retail Energy
 Services              C          C          C          IP         IP       IP           IP

Corporate and
 Other                 C          C          IP         IP         IP       IP           IP

Legend:     C = Complete   IP = In Process   TBI = To Be Initiated

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                    Contingency
                   Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
 Production            IP         IP         IP         IP         IP       IP           IP

Transportation
 and Distribution:
  Gas Pipeline
   Group               C          IP         IP         IP         IP       IP           IP
  Portland General     C          IP         IP         IP         TBI      IP           TBI

Wholesale:
  Domestic             C          IP         TBI        TBI        TBI      IP           TBI
  Europe               C          C          IP         TBI        TBI      IP           TBI
  Other Intl.          IP         IP         IP         IP         IP       IP           IP

Retail Energy
 Services              IP         IP         IP         IP         IP       IP           IP

Corporate and
 Other                 C          IP         IP         IP         IP       IP           TBI

Legend:     C = Complete   IP = In Process   TBI = To Be Initiated


   The following tables show, by business unit, historical and estimated completion dates, as applicable, for the initial iteration of various stages of the Plan. The first table deals with the Enron business units' mission-critical internal systems (including embedded chips) and the second deals with the business units' mission-critical Outside Systems.

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Internal Items)

                                                                                    Contingency
                   Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
 Production          12/98      12/98       3/99       6/99      9/99      9/99         9/99

Transportation
 and Distribution:
  Gas Pipeline
   Group             12/98      2/99        4/99       6/99      7/99      8/99         6/99
  Portland General   12/97      10/98       10/98      6/99      9/99      9/99         12/98

Wholesale:
  Domestic           6/98       8/98        12/98      6/99      6/99      6/99         9/99
  Europe             7/98       8/98        8/98       4/99      4/99      7/99         7/99
  Other Intl.        3/99       3/99        4/99       6/99      7/99      8/99         6/99

Retail Energy
 Services            6/98       7/98        8/98       11/98     3/99      6/99         6/99

Corporate and
 Other               9/98       10/98       1/99       2/99      3/99      6/99         6/99


Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                    Contingency
                   Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
 Production          3/99       6/99       6/99       9/99        9/99     9/99         9/99

Transportation
 and Distribution:
  Gas Pipeline
   Group             11/98      1/99       4/99       5/99        5/99     6/99         6/99
  Portland General   10/98      11/98      11/98      6/99        6/99     6/99         6/99

Wholesale:
  Domestic           7/98       12/98      3/99       6/99        9/99     9/99         9/99
  Europe             6/98       7/98       12/98      8/99        8/99     8/99         8/99
  Other Intl.        2/99       2/99       4/99       6/99        7/99     8/99         6/99

Retail Energy
 Services            1/99       1/99       1/99       1/99        4/99     6/99         6/99
Corporate and
 Other               10/98      3/99       3/99       6/99        6/99     6/99         12/98


   Enron will continue to closely monitor work under the Plan and to revise estimated completion dates for the initial iteration of each listed process.

Costs to Address Year 2000 Issues
   Under the Plan and otherwise, Enron has not incurred material historical costs for Year 2000 awareness, inventory, assessment, analysis, conversion, testing, or contingency planning. Further, Enron anticipates that its future costs for these purposes, including those for implementing its Year 2000 contingency plans, will not be material.

   Although management believes that its estimates are reasonable, there can be no assurance, for the reasons stated in the "Summary" section below, that the actual costs of implementing the Plan will not differ materially from the estimated costs or that Enron will not be materially adversely affected by Year 2000 issues.

Year 2000 Risk Factors
   Regulatory requirements. Certain of Enron's business units operate in industries that are regulated by governmental authorities. Enron expects to satisfy these regulatory authorities' requirements for achieving Year 2000 readiness. If Enron's reasonable expectations in this regard are in error, and if a regulatory authority should order the temporary cessation of Enron's operations in one or more of these areas, the adverse effect on Enron could be material. Outside Entities could face similar problems that materially adversely affect Enron.

   Shortage of resources. Between now and Year 2000 there will be increased competition for people with in the technical and managerial skills necessary to deal with the Year 2000 problem. While Enron is taking substantial precautions to recruit and retain sufficient people skilled in dealing with the Year 2000 problem and has hired consultants who bring additional skilled people to deal with the Year 2000 problem as it affects Enron, Enron could face shortages of skilled personnel or other resources, such as Year 2000 ready computer chips, and these shortages might delay or otherwise impair Enron's progress toward making its mission-critical systems Year 2000 ready. Outside
Entities could face similar problems that materially adversely affect Enron. Enron believes that the possible impact of the shortage of skilled people is not, and will not be, unique to Enron.

   Potential shortcoming. Enron estimates that its mission-critical systems, domestic and international, will be Year 2000-ready substantially before January 1, 2000. However, there is no assurance that the Plan will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the Plan that would materially and adversely affect Enron.

   Cascading effect. Enron and its business units are taking reasonable steps to identify, assess, and, where appropriate, replace devices that contain embedded chips. Despite these reasonable efforts, Enron anticipates that it will not be able to find and remediate all embedded chips in systems in Enron's business units. Further, Enron anticipates that Outside Entities on which Enron depends also will not be able to find and remediate all embedded chips in their systems. Some of the embedded chips that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems in a cascade. These cascading failures may have adverse effects upon Enron's ability to maintain safe operations and may also have adverse effects upon Enron's ability to serve its customers and otherwise to fulfill certain contractual and other legal obligations.
The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. Enron believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to Enron.

   Third parties. Enron cannot assure that suppliers upon which it depends for essential goods and services will convert and test their mission-critical systems and processes in a timely and effective manner. Failure or delay to do so by all or some of these entities, including
U.S. federal, state or local governments and foreign governments, could create substantial disruptions having a material adverse affect on Enron's business.

Contingency Plans
   As part of the Plan, Enron is developing contingency plans that deal with two aspects of the Year 2000 problem:
(1) that Enron, despite its good-faith, reasonable efforts, may not have satisfactorily remediated all of its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite Enron's good-faith, reasonable efforts to work with Outside Entities. Enron's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

   Enron's contingency plans will contemplate an assessment of all its mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process will commence in the early minutes of January 1, 2000, and continue for hours, days, or weeks as circumstances require. Further, Enron will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to Enron. The assessment process will cover, for example, loss of electrical power from utilities; telecommunications services from carriers; or building access, security, or elevator service in facilities occupied by Enron.

   Enron's contingency plans include the creation of teams that will be standing by on the evening of December 31, 1999, prepared to respond rapidly and otherwise as necessary to mission-critical Year 2000-related problems as soon as they become known. The composition of teams that are assigned to deal with Year 2000 problems will vary according to the nature, mission-criticality, and location of the problem. Because Enron operates internationally, some of its Year 2000 contingency teams will be stationed at Enron's mission-critical facilities overseas.

Worst Case Scenario
   The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. In doing so, Enron is assuming that the company's Year 2000 plan will not be effective. Analysis of the most reasonably likely worst case Year 2000 scenarios Enron may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving Enron domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for Enron and its employees, contractors, suppliers, and customers; significant disruption to Enron's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of Enron's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as electrical generation, transmission, and distribution systems and oil and gas plants and pipelines, domestically and internationally; and the failure, domestically and internationally, of Outside Systems, the effects of which would have a cumulative material adverse impact on Enron's mission-critical systems. Among other things, Enron could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. Enron could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to Enron. Under these circumstances, the adverse effect on Enron, and the diminution of Enron's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on Enron, and the diminution of Enron's revenues, from a domestic or global recession or depression also is likely to be material, although not quantifiable at this time.

   Enron will continue to monitor business conditions with the aim of assessing and quantifying material adverse effects, if any, that result or may result from the Year
2000 problem.

Summary
   Enron has a Plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Enron, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to Enron that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification and testing of mission-critical Enron systems or Outside Systems. Accordingly, there can be no assurance that all of Enron's Systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Enron's business. If, despite Enron's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to Enron's business, the adverse impact on Enron's business could be material. Additionally, Year 2000 costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Enron's implementation of the Plan.

NEW ACCOUNTING PRONOUNCEMENTS

   On April 3, 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that costs for start-up activities and organization costs be expensed as incurred and not capitalized as had previously been allowed. SOP 98-5 is effective for financial statements for fiscal years beginning after 1998 and initial adoption is required to be reflected as a cumulative effect of accounting change.
Enron is evaluating the impact of adopting SOP 98-5, and it expects to recognize an after-tax charge of approximately $100 million in the first quarter of 1999. This charge will be reflected net of tax as a separate line item above net income.

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

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance, however, SFAS No. 133 cannot be applied retroactively. Enron has not yet determined the timing of adoption of SFAS No. 133. Enron believes that SFAS No. 133 will not have an impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical base contracts.

FINANCIAL CONDITION

Cash Flows

                                        Nine Months Ended
                                          September 30,
(In Millions)                            1998      1997

Cash provided by (used in):
   Operating activities                $   317   $  (588)
   Investing activities                 (3,517)   (1,496)
   Financing activities                  3,413     2,022

   Cash provided by operating activities totaled $317 million in the first nine months of 1998 as compared to $588 million used in the same period last year. The change reflects higher earnings in 1998 and payments of $440 million made in 1997 in connection with the resolution of the J-block gas contract partially offset by an increase in net assets from price risk management activities.

   Cash used in investing activities totaled $3,517 million in the first nine months of 1998 as compared to $1,496 million in the same period of 1997. The 1998 amount reflects increased cash used to acquire merchant investments (investments by Enron Wholesale in connection with its finance and investing line of business), capital expenditures, equity investments (primarily Elektro) and 7.7 million shares of EOG stock and a decrease in the amount of proceeds received from asset sales.

   Cash provided by financing activities totaled $3,413 million in the first nine months of 1998 as compared to $2,022 million during the same period of 1997. Financing activities in the first half of 1998 include net proceeds of approximately $837 million from the sale of 17.25 million shares of Enron common stock and net issuances of short- and long-term debt of $2,862 million. Proceeds were primarily used to fund investment activities.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable. To ensure sufficient liquidity, Enron has increased its available credit lines by approximately $2 billion to over $5 billion.

CAPITALIZATION

   Total capitalization at September 30, 1998 was $18.7 billion. Debt as a percentage of total capitalization increased to 51.3% at September 30, 1998 as compared to 44.6% at December 31, 1997 and 50.5% at September 30, 1997.
The increase primarily reflects an increase of $3.3 billion of debt in 1998, primarily resulting from new merchant investments made by the Wholesale segment, increased capital expenditures and the acquisition of Elektro (see Note 2 to the Consolidated Financial Statements), partially offset by the issuance, in May 1998, of 17.25 million shares of common stock. In connection with the Elektro transaction, Enron incurred approximately $1.3 billion of short-term indebtedness. Assuming the conversion in late 1998 of 10.5 million Exchangeable Notes into EOG shares held by Enron, the pro forma debt to capitalization percentage would be approximately 50.5% at September 30, 1998.

   Enron reclassifies short-term borrowings as long-term debt based upon the availability of committed credit facilities with expiration dates exceeding one year and management's intent to maintain such amounts in excess of one year.

   Enron is a party to certain financial contracts which contain provisions for early settlement in the event of a significant market price decline in which Enron's common stock falls below certain levels (prices ranging from $15 to $22.50 per share) or if the credit ratings for Enron's unsecured, senior long-term debt obligations fall below investment grade. The impact of this early settlement could include the issuance of additional shares of Enron common stock.

   Enron's senior unsecured long-term debt is currently rated BBB+ by Standard & Poor's Corporation and Baa2 by
Moody's Investor Services. Enron's continued investment grade status is critical to the success of its wholesale businesses as well as its ability to maintain adequate liquidity. Enron's management believes it will be able to maintain or improve its credit rating.

   Subsequent event and outlook. In early October, to purchase the outstanding shares of Wessex (see Note 2 to the Consolidated Financial Statements), Enron incurred approximately $700 million of short-term indebtedness and borrowed approximately $1.1 billion under a bridge loan facility.

   Management is actively pursuing permanent financing for both the Elektro and Wessex acquisitions and anticipates completion prior to year-end. The permanent financing will result in a decrease in Enron's interest in the respective subsidiaries to 50 percent. Proceeds from the issuances will be used to repay advances made by Enron of approximately $2 billion.

   Management anticipates that the permanent financings for the Elektro and Wessex acquisitions will involve commitments to issue additional common stock in certain events, with the number of shares issuable determined based on future common stock prices. Such events include, among other things,Enron's credit ratings falling below specified levels.

   Additionally, Enron is in the process of monetizing certain of its portfolio of energy contracts and merchant investments, which would result in proceeds to Enron in excess of $1.5 billion which will be used to reduce debt.

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

   Enron's value at risk for its non-trading commodity price risk includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged production. During the second and third quarters of 1998, Enron evaluated and began managing its price risk exposure related to EOG production as production estimates became more determinable for the remainder of 1998 and 1999. As a result, the value at risk for Enron's non-trading commodity price risk has increased to $18 million as compared to value at risk of $9 million at December 31, 1997.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. Although Enron believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved. Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries; the ability of Enron to penetrate new retail natural gas and electricity markets in the United States and Europe; the timing and extent of deregulation of energy markets in the United States and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of EOG's success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline, water and other infrastructure projects; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron;
Enron's success in implementing its Year 2000 Plan, the effectiveness of Enron's Year 2000 Plan, and the Year 2000 readiness of Outside Entities; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward looking statements, which will depend on general market conditions and Enron's ability to maintain or increase the credit ratings for its unsecured senior long-term debt obligations.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 12  Computation of Ratio of Earnings to
                  Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed October 16, 1998 to report the acquisition of Wessex Water Plc.

     Current Report on Form 8-K/A filed November 6, 1998 to include financial statements of Wessex Water Plc as of March 31, 1998 and 1997 and pro forma financial statements for the acquisition of Wessex Water Plc as of December 31, 1997 and June 30, 1998.

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  November 13, 1998   By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Senior Vice President and Chief
                                Accounting, Information and
                                Administrative Officer
                               (Principal Accounting Officer)