Form 10-K
period 1998-12-31
ENRON CORP/OR/
filed 1999-03-31
CIK 1024401

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549
                        ____________
                          Form 10-K
                        ____________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-13159

                         ENRON CORP.
   (Exact name of registrant as specified in its charter)

            Oregon                            47-0255140
 (State or other jurisdiction               (I.R.S. Employer
    of incorporation or                    Identification No.)
       organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Aggregate market value of the voting stock held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on February 16, 1999, was approximately $21,923,278,704. As of March 1, 1999, there were
351,041,239 shares of registrant's Common Stock, no par value, outstanding.

Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the May 4, 1999 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference in Part III of this Form 10-K.

                      TABLE OF CONTENTS

                           PART I
                                                             Page

Item 1.  Business                                             1
          General                                             1
          Business Segments                                   1
          Exploration and Production                          2
          Transportation and Distribution                     6
            Interstate Transmission of Natural Gas            6
            Electricity Transmission and Distribution
             Operations                                       9
          Wholesale Energy Operations and Services           10
            North American Markets                           11
            European Markets                                 12
            Other International Markets                      13
          Retail Energy Services                             16
          Other Enron Businesses                             16
          Regulation                                         17
          Revenues by Business Segment                       24
          Current Executive Officers of the Registrant       26

Item 2.  Properties                                          28
          Oil and Gas Exploration and Production Properties
            and Reserves                                     28
          Natural Gas Transmission                           31
          International Power Plants and Pipelines           32
          Electric Utility Properties                        32

Item 3.  Legal Proceedings                                   33

Item 4.  Submission of Matters to a Vote of Security Holders 35

                           PART II

Item 5.  Market for the Registrant's Common Equity
            and Related Shareholder Matters                  36

Item 6.  Selected Financial Data (Unaudited)                 37

Item 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations       38

Item 7A. Financial Risk Management                           58

         Information Regarding Forward Looking Statements    61

Item 8.  Financial Statements and Supplementary Data         62

Item 9.  Disagreements on Accounting and Financial
         Disclosure                                          62

                          PART III

Item 10. Directors and Executive Officers of the Registrant  63

Item 11. Executive Compensation                              63

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                      63

Item 13. Certain Relationships and Related Transactions      64

                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                 65

                           PART I

                      Item 1. BUSINESS
                           GENERAL

     Enron Corp., an Oregon corporation, is an integrated natural gas and electricity company with headquarters in Houston, Texas. Enron's operations are conducted through its subsidiaries and affiliates which are principally engaged in the exploration for and production of natural gas and crude oil in the United States and internationally; the transportation of natural gas through pipelines to markets throughout the United States; the generation and transmission of electricity to markets in the northwestern United States; the marketing of natural gas, electricity and other commodities and related risk management and finance services worldwide; and the development, construction and operation of power plants, pipelines and other energy related assets worldwide. As of December 31, 1998, Enron employed approximately 17,800 persons.

     As used herein, unless the context indicates otherwise, "Enron" refers to Enron Corp. and its subsidiaries and affiliates.

                      BUSINESS SEGMENTS

     Enron's operations are classified into the following business segments:

     Exploration and Production - Natural gas and crude oil exploration and production primarily in the United States, Canada, Trinidad and India.

     Transportation and Distribution - Regulated industries;
interstate transmission of natural gas; management and operation of pipelines; electric utility operations.

     Wholesale Energy Operations and Services - Energy commodity sales and services, risk management products and financial services to wholesale customers; development, acquisition and operation of power plants, natural gas pipelines and other energy related assets.

     Retail Energy Services - Sale of natural gas and electricity directly to end-use customers, particularly in the commercial and industrial sectors, including the outsourcing of energy-related activities.

     Corporate and Other - Includes operation of telecommunications and renewable energy businesses and clean fuels plants, as well as Enron's investment in crude oil transportation and water activities.

     For financial information by business segment for the fiscal years ended December 31, 1996 through December 31,
1998, please see Note 17 to the Consolidated Financial
Statements on page F-35.

                   EXPLORATION AND PRODUCTION

     Enron's natural gas and crude oil exploration and production operations are conducted by Enron Oil & Gas Company ("EOG"). Enron currently owns a majority of the outstanding common stock of EOG. As previously reported in December 1998, Enron received an unsolicited indication of interest from a third party with respect to exploring a possible transaction pursuant to which the third party would acquire Enron's shares of EOG common stock and offer to acquire the remaining shares of outstanding EOG common stock. Although Enron currently intends to actively explore alternative transactions for its EOG common stock including the unsolicited indication of interest, there can be no assurance that any such transaction will be pursued or, if pursued, will be consummated.

     EOG is an independent (non-integrated) oil and gas company engaged in the exploration for, and development, production and marketing of, natural gas and crude oil primarily in major producing basins in the United States, as well as in Canada, Trinidad and India and, to a lesser extent, selected other international areas. At December 31, 1998, EOG's estimated net proved natural gas reserves were 5,229 billion cubic feet ("Bcf") (including 1,180 Bcf of proved undeveloped methane reserves in the Big Piney deep Paleozoic formations in Wyoming), and estimated net proved crude oil, condensate and natural gas liquids reserves were 105 million barrels, and at such date, approximately 53% of EOG's reserves (on a natural gas equivalent basis) were located in the United States, 18% in Trinidad, 18% in India, 9% in Canada and 2% in China.

     EOG's eight principal United States producing areas are the Big Piney area in Wyoming, the South Texas area, the East Texas area, the offshore Gulf of Mexico area, the Canyon/Strawn Trend area in West Texas, the Sand Tank and Pitchfork Ranch areas in New Mexico, and the Vernal area in Utah. Properties in these areas comprised approximately 81% of EOG's United States reserves (on a natural gas equivalent basis) and 82% of EOG's United States net natural gas deliverability as of December 31, 1998. These properties are substantially all operated by EOG. EOG's other United States natural gas and crude oil producing properties are located primarily in other areas of Texas, Utah, New Mexico, Oklahoma, California, Mississippi and Kansas. At December 31, 1998, 93% of EOG's proved United States reserves, including the reserves in the Big Piney deep Paleozoic formations (on a natural gas equivalent basis) were natural gas and 7% were crude oil, condensate and natural gas liquids.

     EOG is also engaged in the exploration for and the development, production and marketing of natural gas, natural gas liquids and crude oil in western Canada, principally in the provinces of Alberta, Saskatchewan and Manitoba. EOG conducts its Canadian operations from offices in Calgary, Alberta. At December 31, 1998, Canadian natural gas deliverability net to EOG was approximately 120 million cubic feet ("MMcf") per day, and EOG held approximately 555,000 net undeveloped acres in Canada.

     EOG also has producing operations offshore Trinidad and India and is evaluating and conducting exploration and development in selected other international areas. In
November 1992, EOG was awarded a 95% working interest concession and operatorship in the South East Coast Consortium ("SECC") Block offshore Trinidad, encompassing three undeveloped fields, previously held by three government-owned energy companies. The Kiskadee field has been developed, the Ibis field is under development, and the Oilbird field is anticipated to be developed over the next several years. Existing surplus processing and transportation capacity at the Pelican field facilities owned and operated by Trinidad and Tobago government-owned companies is being used to process and transport the production. Natural gas is being sold into the local market under a take-or-pay agreement with the National Gas Company of Trinidad and Tobago. In 1998, deliveries net to EOG averaged 139 MMcf per day of natural gas and three thousand barrels ("MBbl") per day of crude oil and condensate. At December 31, 1998, EOG held approximately 144,000 net undeveloped acres in Trinidad.

     In 1995, EOG was awarded the right to develop the modified U(a) block adjacent to the SECC Block, and a production sharing contract with the Government of Trinidad and Tobago was signed in 1996. The contract committed EOG to the acquisition of 3-D seismic data and to drilling three wells. The first well was drilled in 1998 and was successful.

     In December 1994, EOG signed agreements covering profit sharing, joint operations and product sales and representing a 30% working interest in, and was designated operator of, the Tapti, Panna and Mukta Blocks located offshore the western coast of India. The blocks were previously operated by the Indian national oil company, Oil & Natural Gas Corporation Limited, which retained a 40% working interest. The 363,000 acre Tapti Block contains two major proved natural gas accumulations delineated by 22 expendable exploration wells that have been plugged. EOG has implemented an initial development plan for the Tapti Block accumulations, and production began in 1997. At December 31, 1998, production, net to EOG, from the Tapti Block was 50 MMcf per day. The 106,000 acre Panna Block and the 192,000 acre Mukta Block are partially developed with 65 wells capable of producing from six production platforms located in the Panna and Mukta fields. The fields were producing approximately 7.1 MBbl per day of crude oil net to EOG as of December 31, 1998. Natural gas sales from the Panna field began in early 1998 and as of December 31, 1998, production, net to EOG, was 18 MMcf per day. EOG intends to continue development of the fields.

     EOG was awarded exploration, exploitation and development rights for a block offshore the eastern State of Sucre, Venezuela in early 1996. EOG has signed agreements with the government of Venezuela and other participants associated with a concession awarded in the Gulf of Paria East. EOG holds an initial 90% working interest in the joint venture and acts as operator. One exploratory well was drilled during 1998 and encountered hydrocarbons. Additional evaluation work is being done, and another well is expected to be drilled in 1999.

     In August 1997, EOG signed a 30-year production sharing contract with the China National Petroleum Corporation for the appraisal and potential development of oil and gas reserves within the Chuanzhong Block situated in the central Sichuan Province. EOG holds a 100% interest in the fields and is the operator. The contract provides for a two-year evaluation period during which EOG will perform work to improve productivity in existing wells and will drill three new wells in the proved areas. Further commitments, if any, would arise from entering into the development period as specified in the contract.

     EOG is also pursuing other opportunities in countries where natural gas and crude oil reserves have been identified, particularly where synergies in natural gas transportation, processing and power generation can be optimized with other Enron Corp. affiliated companies. EOG is also participating in discussions concerning the potential for natural gas development opportunities in Mozambique, as well as other opportunities in Trinidad, India and other countries.

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

     The following table sets forth certain information regarding EOG's wellhead volumes of and average prices for natural gas per thousand cubic feet ("Mcf"), crude oil and condensate, and natural gas liquids per barrel ("Bbl"), and average lease and well expenses per thousand cubic feet equivalent ("Mcfe" - natural gas equivalents are determined using the ratio of 6.0 Mcf of natural gas to 1.0 barrel of crude oil and condensate or natural gas liquids) delivered during each of the three years in the period ended December
31, 1998:

                                    Year Ended December 31,
                                   1998      1997       1996
Volumes (per day)
     Natural Gas (MMcf)
       United States(1)              671       657       608
       Canada                        105       101        98
       Trinidad                      139       113       124
       India                          56        18         -
          Total                      971       889       830


     Crude Oil and Condensate (MBbl)
       United States                14.0      11.7       9.2
       Canada                        2.6       2.5       2.4
       Trinidad                      3.0       3.4       5.2
       India                         5.1       2.3       2.8
          Total                     24.7      19.9      19.6

     Natural Gas Liquids (MBbl)
       United States                  2.9      2.6       1.3
       Canada                         1.0      1.3       1.2
          Total                       3.9      3.9       2.5

Average Prices
     Natural Gas ($/Mcf)
       United States(2)           $ 1.93    $ 2.32    $ 2.04
       Canada                       1.40      1.43      1.15
       Trinidad                     1.06      1.05      1.00
       India                        2.41      2.79        -
          Composite                 1.78      2.07      1.78

     Crude Oil and Condensate ($/Bbl)
       United States              $12.84    $19.81    $21.88
       Canada                      11.82     17.16     18.01
       Trinidad                    12.26     18.68     19.76
       India                       12.86     20.05     20.17
          Composite                12.66     19.30     20.60

     Natural Gas Liquids ($/Bbl)
       United States              $ 8.38    $12.76    $14.67
       Canada                       5.32      8.94      9.14
          Composite                 7.56     11.54     11.99

Lease and Well Expenses ($/Mcfe)
       United States              $ 0.22    $ 0.23    $ 0.19
       Canada                       0.37      0.39      0.35
       Trinidad                     0.12      0.16      0.16
       India                        0.24      0.64      0.99
          Composite                 0.24      0.26      0.22


__________________
(1) Includes 48 MMcf per day in 1998, 1997 and 1996 delivered under the terms of a volumetric production payment agreement effective October 1, 1992, as amended. Delivery obligations were terminated in December 1998.
(2) Includes an average equivalent wellhead value of $1.53 per Mcf in 1998, $1.73 per Mcf in 1997 and $1.17 per Mcf in 1996 for the volumes described in note (1), net of transportation costs.

               TRANSPORTATION AND DISTRIBUTION

     Enron's Transportation and Distribution business is comprised of the company's North American interstate natural gas transportation systems and its electricity transmission and distribution operations in Oregon.

Interstate Transmission of Natural Gas

     Enron and its subsidiaries operate domestic interstate natural gas pipelines extending from Texas to the Canadian border and across the southern United States from Florida to California. Included in Enron's domestic interstate natural gas pipeline operations are Northern Natural Gas Company ("Northern"), Transwestern Pipeline Company ("Transwestern") and Florida Gas Transmission Company ("Florida Gas") (indirectly 50% owned by Enron). Northern, Transwestern and Florida Gas are interstate pipelines and are subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (the "FERC"). Each pipeline serves customers in a specific geographical area: Northern, the upper Midwest; Transwestern, principally the California market and pipeline interconnects on the east end of the Transwestern system; and Florida Gas, the State of Florida. In addition, Enron holds an interest in Northern Border Partners, L.P., which owns a 70% interest in the Northern Border Pipeline system. An Enron subsidiary operates the Northern Border Pipeline system, which transports gas from Western Canada to delivery points in the midwestern United States.

     Northern Natural Gas Company. Through its approximately 17,000-mile natural gas pipeline system stretching from Texas to Michigan's Upper Peninsula, Northern transports natural gas to points in its traditional market area of Illinois, Iowa, Kansas, Michigan, Minnesota, Nebraska, South Dakota and Wisconsin. Gas is transported to town border stations for consumption and resale by non-affiliated gas utilities and municipalities and to other pipeline companies and gas marketers. Northern also transports gas at various points outside its traditional market area in the production areas of Colorado, Kansas, New Mexico, Oklahoma, Texas and Wyoming for utilities, end-users and other pipeline and marketing companies. Northern provides transportation and storage services to approximately 90 utility customers and end-users in the upper midwestern United States. Most of Northern's revenues are comprised of monthly demand charges that are based on contracted capacity rather than throughput.

     In Northern's market area, natural gas is an energy source available for traditional residential, commercial and industrial uses. Northern's throughput totaled 1,496 trillion British thermal units ("Tbtu") in 1998, compared to 1,593 Tbtu in 1997. This slight decrease was due primarily to a warmer than normal winter in Northern's service territory in 1998.

     In 1998, Northern maintained its existing customer base in an increasingly competitive market while initiating expansion projects to meet increased market demand and to increase Northern's market presence. Northern completed the first phase of a five-year, $113 million growth plan to expand incremental firm capacity into Iowa, Wisconsin and Minnesota by approximately 350 MMcf of natural gas per day. This expansion is fully subscribed with five-year to ten-year firm transportation contracts. In addition, Northern has several smaller service expansions underway which are expected to be in service in late 1999.

     Northern also operates three natural gas storage facilities and two liquefied natural gas storage peaking units. These storage facilities provide Northern the operational capacity to balance its system on a daily basis and assist in meeting customers' heating season system requirements. Northern competes with other interstate pipelines in the transportation and storage of natural gas.
In addition, the FERC continues its efforts to introduce more competition into the natural gas industry, having the effect of increasing transportation and purchase options of Northern's traditional customer base. See "Regulation -
Natural Gas Rates and Regulations".

     Transwestern Pipeline Company. Transwestern is an interstate pipeline engaged in the transportation of natural gas. Through its approximately 2,700-mile pipeline system, Transwestern transports natural gas from West Texas, Oklahoma, eastern New Mexico and the San Juan Basin in northwestern New Mexico and southern Colorado primarily to the California market and to markets off the east end of its system. Transwestern has access to three significant gas basins for its gas supply: the San Juan Basin, the Permian Basin in West Texas and eastern New Mexico and the Anadarko Basin in the Texas and Oklahoma Panhandles. Transwestern's peak delivery capacity was approximately 1.6 Bcf per day in 1998. Substantially all of Transwestern's delivery capacity to California was held by shippers on a firm basis until November 1, 1996, when approximately 450 MMcf per day of firm capacity was turned back to Transwestern by a major customer. Anticipating this turnback, Transwestern entered into a settlement agreement with its customers whereby the costs associated with this turnback are shared by Transwestern and its Current Firm Customers, as defined in the settlement agreement. Transwestern is responsible for 70% of the risk of resubscribing the released capacity, and Transwestern's customers have the remaining 30% of such risk through 2001. In addition to this cost-sharing mechanism, Transwestern and its current firm customers also agreed to contract rates through 2006 and agreed that Transwestern would not be required to file a new rate case for rates to be effective prior to November 1, 2006.

     Transwestern's mainline includes a lateral pipeline to the San Juan Basin which allows Transwestern to access San Juan Basin gas supplies. Via Transwestern's San Juan lateral pipeline, the San Juan Basin gas may be delivered to California markets as well as markets off the east end of Transwestern's system. This bi-directional flow capability enhances pipeline utilization. Transwestern is currently negotiating with customers to expand the system from San Juan to California. Since adding bi-directional capability in 1995, Transwestern has reestablished its volumes flowing into the previously oversupplied California market. Total throughput volumes to California averaged approximately 889 MMcf per day in 1998, compared to 558 MMcf per day in 1997. Transwestern has firm transportation service on the east end of its system and transports Permian, Anadarko and San Juan Basin supplies into Texas, Oklahoma and the midwestern United States. Transwestern previously made certain modifications to its mainline system which increased the volumes flowing from the San Juan Basin to the east end of the Transwestern system. Transwestern transported an average of 489 MMcf per day off the east end of its system in 1998, as compared to 657 MMcf per day in 1997.

     Transwestern competes with several interstate pipelines in the California market and its markets off the east end of its system.

     Florida Gas Transmission Company. An Enron subsidiary owns a 50% interest in Florida Gas by virtue of its 50% interest in Citrus Corp., which owns all of the capital stock of Florida Gas. Another Enron subsidiary operates the Florida Gas pipeline.

     Florida Gas is an interstate pipeline company that transports natural gas for third parties. Its approximately 4,950-mile dual pipeline system extends from South Texas to a point near Miami, Florida. Florida Gas provides a high degree of gas supply flexibility for its customers because of its proximity to the Gulf of Mexico producing region and its interconnections with other interstate pipeline systems which provide access to virtually every major natural gas producing region in the United States. Florida Gas serves a mix of customers anchored by electric utility generators.

     Florida Gas has periodically expanded its system capacity to keep pace with the growing demand for natural gas in Florida. In December 1998, Florida Gas filed an application with the FERC to expand its pipeline capacity to meet Florida's growing electric generation load and local distribution company and industrial demand. The proposed 272 billion British thermal units ("BBtu") per day Phase IV expansion is backed by 20-year firm transportation contracts and, subject to regulatory approvals, is expected to be in service in 2001, introducing Florida Gas to the southwest Florida market. Florida Gas' current firm average delivery capacity into Florida is 1,455 BBtu per day. Florida Gas also owns an interest in facilities that link its system to the Mobile Bay producing area. Florida Gas' customers have reserved over 99% of the existing capacity on the Florida Gas system pursuant to firm, long-term transportation service agreements.

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

     Northern Border Partners, L.P. Northern Border Partners, L.P., a Delaware limited partnership, owns 70% of Northern Border Pipeline Company, a Texas general partnership ("Northern Border"). An Enron subsidiary holds a 12.4% interest in the limited partnership and serves as operator of the pipeline. Northern Border owns an approximately 1,214-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to interconnecting pipelines and local distribution systems in the States of North Dakota, South Dakota, Minnesota, Iowa and Illinois.
Northern Border has pipeline access to natural gas reserves in the provinces of Alberta, British Columbia and Saskatchewan, as well as the Williston Basin in the United States. The pipeline system also has access to production of synthetic gas from the Dakota Gasification Plant in North Dakota. Interconnecting pipeline facilities provide Northern Border shippers access to markets in the Midwest, as well as other markets throughout the United States by transportation, displacement and exchange agreements. Therefore, Northern Border is strategically situated to transport significant quantities of natural gas to major gas consuming markets. Based upon existing contracts and capacity, 100% of Northern Border's firm capacity (approximately 2.4 Bcf of natural gas per day) is contractually committed through October 31, 2001. Northern Border competes with two other interstate pipeline systems that transport gas from Canada to the Midwest.

     In December 1998, Northern Border completed its Chicago Project which expanded its existing system by delivering an additional 700 MMcf of natural gas per day from Canada, and extended the pipeline 245 miles to Chicago. The project is fully subscribed by over 20 shippers with 10-year minimum transportation contracts.

     In October 1998, Northern Border filed an application with FERC to seek approval of its "Project 2000" which seeks to expand and extend the pipeline system into Indiana by November 2000. In addition to providing additional Canadian natural gas to United States' markets, Project 2000 would afford shippers on the extended pipeline system access to industrial gas consumers in northern Indiana.

Electricity Transmission and Distribution Operations

     Enron's electric utility operations are conducted through its wholly-owned subsidiary Portland General Electric Company ("PGE"). PGE, incorporated in 1930, is an electric utility engaged in the generation, purchase, transmission, distribution and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers throughout the western United States. PGE's Oregon service area is approximately 3,170 square miles, including 54 incorporated cities of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. At December 31, 1998 PGE served approximately 704,000 retail customers.

     PGE serves a diverse retail customer base. Residential customers constitute the largest customer class and accounted for approximately 48% of the retail revenues in 1998. Residential demand is highly sensitive to the effects of weather, with revenues highest during the winter heating season. Electricity sales to both commercial and industrial customers declined somewhat in 1998 due to the effects of PGE's "Customer Choice" pilot program described below, which allowed some customers to buy their power from competing energy service providers; this program was terminated at the end of 1998. Commercial customers comprised approximately 38% and industrial customers represented approximately 14% of retail revenues in 1998. The commercial and industrial classes are not dominated by any single industry. While the 20 largest customers constituted approximately 22% of 1998 retail demand, they represented 10 different industry groups including paper manufacturing, high technology, metal fabrication, transportation equipment and health services. No single customer represents more than 6% of PGE's total retail load.

     In late 1997, PGE filed a proposal before the Oregon Public Utility Commission ("OPUC") which would give all its customers a choice of electricity providers as early as January 1, 1999. PGE's "Customer Choice" proposal included new price tariffs and a new structure for the company in which PGE would become a regulated transmission and distribution company focused on delivering, but not selling, electricity. In January 1999, the OPUC issued an order recommending that PGE offer its customers a limited set of options, including the ability to continue to purchase rate-regulated electricity, with most commercial and industrial customers able to chose their electricity provider through direct access. OPUC's order further requires PGE to refile a new rate case should it choose to adopt the plan recommended by the order, which is also contingent upon the adoption of certain statutory changes by the Oregon Legislature. Until such changes are made and agreed upon among all parties, PGE will not be implementing its proposal or accompanying new rate structure.

     Wholesale electricity sales comprised about 20% of PGE's total operating revenues in 1998, down from about 35% in 1997. During the last several years, PGE has actively marketed wholesale power throughout the western United States, with significant sales growth since 1994; most of such growth has come through sales to marketers and brokers and have been predominantly short-term. PGE will continue its participation in the wholesale marketplace in order to balance its supply of power to meet the needs of its retail customers, manage risk and administer its current long-term wholesale contracts. Long-term wholesale trading activities have been transferred to a non-regulated Enron affiliate, which participates more fully in a broader market. PGE expects that its future revenues from the wholesale marketplace will decline.

     PGE operates within a state-approved service area and under current regulation is substantially free from direct retail competition with other electric utilities. PGE's competitors within its Oregon service territory include other fuel suppliers, such as the local natural gas company, which compete with PGE for the residential and commercial space and water heating market. In addition, there is the potential of a loss of PGE service territory from the creation of public utility districts or municipal utilities by voters.

            WHOLESALE ENERGY OPERATIONS AND SERVICES

     Enron's wholesale energy operations and services businesses ("Enron Wholesale") operate in North America,
Europe and evolving energy markets in developing countries.
Activities in such businesses are conducted primarily by Enron Capital & Trade Resources Corp. and Enron
International Inc. Enron Wholesale is categorized into two business lines: Commodity Sales and Services, and Energy
Assets and Investments. Integrated energy-related products and services related to these business lines are offered to wholesale customers in varying degrees in each of Enron
Wholesale's markets.

     Commodity Sales and Services. The commodity sales and services operations include the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, restructuring of existing long-term contracts and the management of Enron's commodity portfolios. In addition, Enron provides risk management products and services to energy customers that hedge movements in price and location-based price differentials. Enron's risk management products and services are designed to provide stability to customers in markets impacted by commodity price volatility. Also included in this business is the management of certain operating assets that directly relate to this business, including domestic intrastate pipelines and storage facilities.

     Energy Assets and Investments. Enron Wholesale's energy assets and investments activities include investments in debt and equity securities of oil and gas producers and other energy intensive companies. Additionally, Enron Wholesale develops, constructs, operates and manages a large portfolio of energy assets such as power plants and natural gas pipelines. Enron may reduce its ownership interests in certain energy assets based on market opportunities, allowing it to capture significant value created during the development and construction process and to reinvest capital into new projects. Enron's long-term ownership interest in each of its energy assets will be determined by various factors, including the operating control necessary to maximize Enron's return on investment.


     The following table presents selected statistical information for Enron's wholesale energy operations and services businesses.

                                     Year Ended December 31,
                                      1998      1997      1996

Physical Volumes (Bbtue/d)(a)(b)
Gas:
  United States                      7,418     7,654     6,998
  Canada                             3,486     2,263     1,406
  Europe and Other                   1,251       660       289
                                    12,155    10,577     8,693
Transport Volumes                      559       460       544
     Total Gas Volumes              12,714    11,037     9,237
Crude Oil and Liquids                3,570     1,677     1,507
Electricity(c)                      11,024     5,256     1,648
     Total Physical Volumes         27,308    17,970    12,392
      (BBtue/d)
Electricity Volumes Marketed
 (Thousand MWh)
  United States                    401,843   191,746    60,150
  Europe and Other                     529       100         -
     Total                         402,372   191,846    60,150

Financial Settlements (Notional)    75,266    49,082    35,259
         (Bbtue/d)

 (a) Billion British thermal units equivalent per day.
 (b) Includes third-party transactions by Enron Energy Services.
 (c) Represents Electricity Volumes Marketed, converted to Bbtue/d.

North American Markets

     Enron markets natural gas, electricity and other energy commodities in North America and provides risk management products and financial services to producers and end-users of energy commodities. Enron offers a broad range of services including risk management and financing expertise through a variety of products including forward contracts, swap agreements and other contractual commitments.
Customers include independent oil and gas producers, energy-intensive industrials, public and investor-owned utility power companies, small independent power producers and local distribution companies.

     In 1998, there was a 52% increase in Enron's physical wholesale commodity sales over 1997 with volumes for all commodities totaling more than 27 trillion British thermal units equivalent ("Tbtue") per day. This included a more than doubling of the electricity volumes from 191.8 million megawatt hours in 1997 to over 400 million megawatt hours in 1998. In addition, financial settlements totaled 75.3 Tbtue per day. Enron's strategy is to enhance the scale, scope, flexibility and speed of its North American energy network through building and acquiring strategically placed generation assets and forming alliances with customers.

     Enron's intrastate pipelines include Houston Pipe Line Company ("HPL") and Louisiana Resources Company. HPL owns a 5,269-mile pipeline in Texas which interconnects with Northern, Transwestern, Florida Gas and numerous other interstate and intrastate pipelines. HPL's intrastate natural gas transportation and storage services are subject to seasonal variation because many of its customers have weather-sensitive natural gas requirements. The Railroad Commission of Texas has jurisdiction over intrastate gas pipeline rates, operations and transactions in Texas. See "Regulation--Natural Gas Rates and Regulations." Louisiana Resources Company is a 540-mile intrastate pipeline which spans the state of Louisiana and serves the industrial complex along the Mississippi River from Baton Rouge to New Orleans. The pipeline interconnects with the Henry Hub, which is the NYMEX physical settlement location, and has numerous interconnections with both interstate and intrastate pipelines.

     Enron's Napoleonville natural gas storage facility located in Louisiana, which accesses the Louisiana Resources Company pipeline, provides approximately 4 Bcf of working capacity. This facility enhances the benefits of Louisiana Resources Company by improving Enron's ability to meet the firm requirements of industrial markets in Louisiana, and provides the swing and peak capability required by local distribution companies and electric utilities along the Eastern seaboard. Enron's Bammel natural gas storage facility located near Houston provides approximately 58
Bcf of working capacity. This facility has the flexibility to deliver gas to the Texas market, or to the East Coast or the midwestern United States. In 1998, Enron installed new compression units to increase its withdrawal and injection capabilities.

European Markets

     As the energy markets liberalize across Europe, Enron's strategy is to build a presence early in each key market in order to create an integrated pan European energy operation. Energy service capabilities are in place in Europe similar to those established in North America, such as providing reliable delivery of physical commodities and risk management and financing services. At the end of 1998, Enron employed more than 700 people in trading, marketing and power generation across continental Europe including the United Kingdom, Norway, Germany, Turkey, Poland, Russia and Italy.

     In contrast to the early stages of energy deregulation in North America where there was generally adequate infrastructure in place to produce and transport gas and power, the international energy markets have generally lacked adequate energy infrastructure, providing Enron opportunities to develop, construct and operate large energy projects. In December 1998, Enron acquired the Teesside Utilities and Services business in northeast England, whose assets include a 154-megawatt power plant and distribution systems for gas, power, steam and water. Enron's asset position in the United Kingdom also includes a second gas-fired combined cycle 790-megawatt plant sited at Sutton Bridge currently under construction and scheduled for commercial operation early in 1999. This investment provides opportunities and value to both Enron and the plant's major customer from the flexibility to convert from natural gas to power as determined by the market price of each commodity.

     In 1996, Enron opened an office in Oslo to access the power trading opportunities available in the Nordic region, the most open market for power trading in the Europe region. Enron provides power risk management services to regional municipalities, utilities and large industrials. Enron was appointed market maker for all base load electricity trades on the Nord Pool Nordic Power Exchange. During 1998, Enron's power volumes in the United Kingdom and Nordic countries totaled 38 million megawatt hours.

     Enron has also invested in continental Europe where there is a need for energy infrastructure and an interest from large industrials to restructure their energy supply contracts and to benefit from more liberalized gas and power markets. Enron made its first power trade in continental Europe in 1998, and these volumes are continuing to increase. Enron owns a gas-fired power plant of approximately 125 megawatts, owned jointly with the second largest regional utility in Germany. Enron has a 97.5% interest in a natural gas fired, 116-megawatt electric, 70-megawatt thermal power plant to be located in Nowa Sarzyna, Poland. Enron is the turnkey contractor and will be the operator of the plant. Twenty-year power purchase agreements have been signed with the Polish power grid company for electricity and with a state-owned chemical company and the City of Nowa Sarzyna for steam. Financing was completed and construction began in early 1998, with commercial operation expected in the fourth quarter of 1999. Enron is pursuing other opportunities such as joint ventures with national utilities or other energy companies in the development, operation or construction of power generation facilities across Europe, including Spain, Croatia and Italy.

Other International Markets

     In many markets outside of North America and Europe, a shortage of energy infrastructure exists, providing Enron significant opportunities to develop, construct, promote and operate natural gas pipeline, power plants and other energy infrastructure. In these markets, Enron's strategy is to facilitate completion of vital energy assets and investments which will connect areas of energy supply to areas where energy is consumed. By creating energy networks, Enron seeks to provide reliable delivery of physical energy commodities and develop risk management and financing services to wholesale customers in key international regions. Enron has developed regional wholesale energy businesses around its international asset base in both South America and in India and continues to pursue a range of energy infrastructure opportunities outside of North America and Europe.

     Enron's energy infrastructure projects are, to varying degrees, subject to all the risks associated with project development, construction and financing in foreign countries, including without limitation, the receipt of permits and consents, the availability of project financing on acceptable terms, expropriation of assets, renegotiation of contracts with foreign governments and political instability, as well as changes in laws and policies governing operations of foreign-based businesses generally.

     South America

     In South America, Enron owns and operates several investments which collectively comprise the asset base for its integrated business strategy. Enron acquired its initial interest in Transportadora de Gas del Sur ("TGS") in 1992, when the state privatized its natural gas pipeline systems. The 4,104-mile pipeline system has a capacity of approximately 1.9 Bcf per day and primarily serves four distribution companies in the greater Buenos Aries area under long-term, firm transportation contracts.

     In 1997, Enron acquired a 25% interest in Transredes Transporte de Hidrocarburos S.A. ("Transredes"), a 3,093-mile system of natural gas, crude oil and products pipelines located in Bolivia and connecting Bolivian oil and gas reserves to major markets in Bolivia. Enron is upgrading Transredes' existing pipeline operations and increasing the capacity of the pipeline system to 1.3 Bcf per day to supply market needs primarily in eastern Brazil.

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

     Enron is developing a 480-megawatt combined-cycle power plant at Cuiaba in the State of Mato Grosso in western Brazil to feed power into the Brazilian energy grid in Cuiaba, at a strategic delivery point having few existing alternate generation sources. Construction is underway on Phase I of the project (150 megawatts), with commercial operations expected in early 1999. Commercial operations of Phase II (additional 150 megawatts) and Phase III (additional 180 megawatts) are expected to commence in 2000. As an additional part of this project, Enron is developing a 385-mile, 18-inch natural gas pipeline connecting to the Bolivia to Brazil pipeline in Bolivia. Including its ownership interest through Transredes, Enron owns 65.625% of the power plant, 50% of the Brazilian segment of the pipeline and 20% of the Bolivian segment of the pipeline.

     In 1997, Enron acquired interests in the Rio de Janeiro municipal gas distribution company, the gas distribution company of the State of Rio de Janeiro and natural gas distribution systems in seven other Brazilian states. These systems encompass an area with a population of approximately 55 million people. Through these ownership interests, Enron has long-term franchises for gas distribution in the largest gas consuming regions in Brazil.

     In 1998, Enron acquired an interest in Elektro - Eletricidades e Servicos S.A. ("Elektro"). Elektro has a 51,000-mile transmission system for the distribution of electricity to approximately 1.5 million consumers throughout 228 municipalities in the State of Sao Paulo, and a number of other municipalities in the State of Mato Grosso do Sul, Brazil.

     India

     In India, Enron's strategy is to deliver natural gas to the west coast of India to fuel Enron's own gas-fired power plants as well as to deliver natural gas to the industrial regions further north in India and to new power plants expected to be constructed in southern India.

     In connection with a Power Purchase Agreement between Dabhol Power Company, Enron's 50%-owned subsidiary, and the
Maharashtra State Electricity Board (the "MSEB"), Dabhol
Power Company is constructing Phase I of an electricity generating power plant south of Mumbai, State of Maharashtra, India. The power plant will have an initial capacity of 740 megawatts (or 826 megawatts gross) (Phase
I), which is expected to begin commercial operations in early 1999. Enron will be the fuel manager and operator of the plant, which will provide electricity for the growing
Maharashtra State economy.

     Enron is currently developing Phase II of the Dabhol power project, a 1,624-megawatt combined-cycle power plant to be fueled by natural gas. A 20-year power purchase agreement has been signed with the MSEB. Financing of Phase II is targeted for early 1999, with commercial operations expected to commence in 2001. Phase II will include construction of a liquefied natural gas (LNG) terminal and harbor, which will be capable of handling LNG to fuel both the Dabhol power projects and for additional natural gas demand in India.

     Other

     As a result of its development and construction activities, Enron owns or operates various other energy assets and investments, including the following:

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

     Enron currently has interests in two power plants in the Philippines. The Batangas power project, owned 100% by Enron, is an approximately 110-megawatt fuel-oil-fired diesel engine plant located at Pinamucan, Batangas, on Luzon Island, which began commercial operation in July 1993. The Subic Bay power project, owned 50% by Enron, is an approximately 116-megawatt fuel-oil-fired diesel engine plant located at the Subic Bay Freeport complex on Luzon Island, which began commercial operation in February 1994. Both projects were developed by Enron and sell power to the National Power Corporation of the Philippines.

     Enron operates a 185-megawatt barge-mounted combined-cycle power plant at Puerto Plata on the north coast of the Dominican Republic. The plant began operation in January
1996. Power is sold pursuant to a 19-year power purchase agreement with the Dominican Republic government utility.

     Enron has a 50% interest in an approximately 357-mile natural gas pipeline which runs from the northern coast of Colombia to the central region of the country. Ecopetrol, the state-owned oil company of Colombia, is the sole customer for the transportation services and has a 15-year contractual commitment to pay for all of the initial capacity.

     Enron has a 100% interest in a 152-megawatt diesel combined-cycle power plant on Hainan Island, an economic free trade zone off the southeastern coast of China. The independent power project is the first such project developed by a U.S. company in China. An Enron affiliate is operator and fuel manager.

     Enron has a 50% interest in an 80-megawatt baseload diesel power plant located in Piti, Guam. The project includes a 20-year power purchase agreement with the Guam
Power Authority, an agency of the Guam government.
Operations commenced in early 1999.

     Enron has an interest in a 507-megawatt combined-cycle power plant, including a liquefied natural gas terminal and desalination facility, under construction in Penuelas, Puerto Rico. Enron is the turnkey contractor and will operate the project. A 22-year power purchase agreement has been signed with the Puerto Rico Electric Power Authority. Construction commenced in 1997, with commercial operation anticipated in late 1999.

     In addition to the projects referenced above, Enron is involved in projects in varying stages of development in Europe, Mozambique, Qatar, China, Egypt and Saudi Arabia, and is pursuing projects elsewhere.

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

                   RETAIL ENERGY SERVICES

     Enron Energy Services Operations, Inc. ("Energy Services") is a nationwide provider of energy outsource products and services to business customers. This includes sales of natural gas, electricity and energy management services directly to commercial and industrial customers, as well as investments in related businesses. Energy Services provides end-users with a broad range of energy products and services at competitive prices. These products and services include energy tariff and information management, demand-side services and financing. In deregulated markets such as California, products can include electricity and natural gas and related metering and billing.

     Energy Services' products and services help commercial and industrial businesses understand how they can maximize total energy savings while meeting their operational needs. With a focus on total energy savings and nationwide commodity, services and finance capabilities, Energy Services provides outsourcing and other innovative programs not only to supply electricity and natural gas to businesses, but also to manage unregulated energy assets to reduce their energy consumption, delivery and billing costs, to eliminate inefficiencies of decentralized systems and to minimize the risk of energy prices and operations to the customer.

                   OTHER ENRON BUSINESSES

Water

     In January 1998, Enron formed Azurix Corp. to pursue opportunities in the global water business. As a key step in establishing this new business, Azurix Europe, an indirect, wholly-owned subsidiary of Azurix Corp., acquired all of the outstanding ordinary share capital of Wessex Water Plc ("Wessex"), a water and wastewater services company based in southwestern England. In December 1998, as part of restructuring the financing for the Wessex acquisition, Enron became a 50% indirect owner of Azurix Corp. Azurix is engaged in the business of acquiring, owning, operating and managing water and wastewater assets, providing water and wastewater related services and developing and managing water resources.

Communications

     Enron is building a long-haul fiber-optic network on strategic routes throughout the United States to create the nation's first Pure IPsm (Internet Protocol) backbone known as the Enron Intelligent Network (EIN). The EIN, which is enabled with intelligent messaging software, enhances the company's existing national fiber-optic network to bring to market a reliable, bandwidth-on-demand platform for delivering data, applications and streaming rich media to the desktop. Enron's strategy is based on a business model that offers immediate national reach while minimizing capital deployed through strategic alliances with industry technology leaders whose presence, customer access, market share, and content enable Enron to efficiently enter this new, emerging marketplace.

Crude Oil Transportation Services

     EOTT Energy Partners, L.P. ("EOTT"), a Delaware limited partnership, is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products, and related activities. EOTT Energy Corp. (a wholly-owned subsidiary of Enron) serves as the general partner of EOTT. Enron owns a minority interest in EOTT. Through its North American crude oil gathering and marketing operations, EOTT purchases crude oil produced from approximately 40,000 leases in 18 states and is a purchaser of lease crude oil in Canada. EOTT provides transportation and trading services for third party purchasers of crude oil. EOTT is in competition with major oil companies and a number of smaller entities.


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

Natural Gas Rates and Regulations

     Northern, Transwestern, Florida Gas and Northern Border are "natural gas companies" under the NGA and, as such, are subject to the jurisdiction of the FERC. The FERC has jurisdiction over, among other things, the construction and operation of pipeline and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities. The FERC also has jurisdiction over the rates and charges for the transportation of natural gas in interstate commerce and the sale by a natural gas company of natural gas in interstate commerce for resale. Northern, Transwestern, Florida Gas and Northern Border hold the required certificates of public convenience and necessity issued by the FERC authorizing them to construct and operate all of their pipelines, facilities and properties for which certificates are required in order to transport and sell natural gas for resale in interstate commerce.

     As necessary, Northern, Transwestern, Florida Gas and Northern Border file applications with the FERC for changes in their rates and charges designed to allow them to recover substantially all their costs of providing service to transportation customers, including a reasonable rate of return. These rates are normally allowed to become effective after a suspension period, and in certain cases are subject to refund under applicable law, until such time as the FERC issues an order on the allowable level of rates.

     Since 1985, the FERC has made natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. These efforts have significantly altered the marketing and pricing of natural gas. The FERC's Order No. 636, issued in April 1992, mandated a fundamental restructuring of interstate pipeline sales and transportation services. Order No. 636 required interstate natural gas pipelines to "unbundle" or segregate the sales, transportation, storage, and other components of their existing sales service, and to separately state the rates for each unbundled service. Order No. 636 also required interstate pipelines to assign capacity rights they had on upstream pipelines to such pipelines' former sales customers and provided for the recovery by interstate pipelines of costs associated with the transition from providing bundled sales services to providing unbundled transportation and storage services. The purpose of Order No. 636 was to further enhance competition in the natural gas industry by assuring the comparability of pipeline sales service and services offered by a pipelines' competitors. A key effect of Order No. 636 and its progeny has been to substantially eliminate merchant sales by pipelines like Northern, Transwestern and Florida Gas.

     The series of 636 orders mandated a rate design, known as straight fixed variable, which is designed to allow pipelines to recover substantially all fixed costs, a return on equity and income taxes in the capacity reservation component of their rates. Northern, Transwestern and Florida Gas have implemented the service restructuring required by such orders by unbundling their sales service, offering a limited market based merchant service and establishing a straight fixed variable rate design to recover all fixed costs, including return on equity, in the demand component of their rates.

     Enron believes that, overall, Order No. 636 has had a positive impact on Enron and the natural gas industry as a whole. The structural changes mandated by Order No. 636 have resulted in a more competitive industry. The straight fixed variable rate design included in Order No. 636 allows pipelines to recover in the demand component of their rates all fixed costs, including income taxes and return on equity, allocated to firm customers. Since a pipeline recovers demand costs regardless of whether gas is ever transported, the straight fixed variable rate design has reduced the volatility of the revenue stream to pipelines.

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under the Superfund legislation, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at facilities that are currently being operated. States also have regulatory programs that can mandate waste cleanup. CERCLA authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under these laws involves inherent uncertainties. Enron has entered into consent decrees with the EPA with respect to the cleanup of two Superfund sites. Enron has received requests for information from the EPA and state agencies concerning what wastes Enron may have sent to certain sites, and it has also received requests for contribution from other parties with respect to the cleanup of other sites. However, management does not believe that any costs incurred in connection with these sites (either individually or in the aggregate) will have a material impact on Enron's financial position or results of operations. (See Item 3, "Legal Proceedings").

     PGE's current and historical operations are subject to a wide range of environmental protection laws covering air and water quality, noise, waste disposal, and other environmental issues. PGE is also subject to the Federal Rivers and Harbors Act of 1899 and similar Oregon laws under which it must obtain permits from the U.S. Army Corps of Engineers or the Oregon Division of State Lands to construct facilities or perform activities in navigable waters of the State. State agencies or departments which have direct jurisdiction over environmental matters include the Environmental Quality Commission, the Oregon Department of Environmental Quality, the Oregon Office of Energy and Oregon Energy Facility Siting Counsel. Environmental matters regulated by these agencies include the siting and operation of generating facilities and the accumulation, cleanup and disposal of toxic and hazardous wastes.

Water Industry Regulation

     In the United States, the rates for water and wastewater services are generally subject to state and local laws and regulation. The Safe Drinking Water Act directs the EPA to set drinking water standards for the community water supply systems in the United States. The Federal Water Pollution Control Act (the "Clean Water Act") establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law requires permits for discharges from water treatment facilities and sets treatment standards for industries and wastewater treatment plants. Discharge permits issued under the Clean Water Act are subject to renewal once every five years. The economic aspects of the water industry in England and Wales is principally regulated under the provisions of the Water Act 1989, the Water Industry Act 1991 (which consolidated the Water Act 1989) and the Water Resources Act 1991. In general, most countries where Azurix has invested, or intends to consider investments, have drinking water quality and environmental laws and regulations. Azurix intends to invest in companies or projects that operate in material compliance with drinking water quality and environmental laws and regulations. However, Azurix cannot guarantee that due diligence performed by it in advance of investing in an entity will identify any or all non-compliance with environmental laws and regulations by such entities.

Other

     PGE is a 67.5% owner of the Trojan Nuclear Plant ("Trojan"). The Nuclear Regulatory Commission ("NRC") regulates the licensing and decommissioning of nuclear power plants. In 1993 the NRC issued a possession-only license amendment to PGE's Trojan operating license and in early 1996 approved the Trojan Decommissioning Plan. Approval of the Trojan Decommissioning Plan by the NRC and Oregon Energy Facility Siting Counsel has allowed PGE to commence decommissioning activities, which are proceeding satisfactorily and within approved cost estimates. PGE received regulatory approval in 1998 to ship and dispose of the Trojan reactor vessel as a single package, called the Reactor Vessel and Internals Removal Project. In 1998, PGE applied for approval of the Independent Spent Fuel Storage Installation Project, and expects full approval in 1999. Equipment removal and disposal activities will also continue in 1999. Trojan will be subject to NRC regulation until Trojan is fully decommissioned, all nuclear fuel is removed from the site and the license is terminated. The Oregon Department of Energy also monitors Trojan.


                     REVENUES BY BUSINESS SEGMENT


  The following table presents revenues for each business segment
(in millions):

                                   Year Ended December 31,
                                   1998      1997      1996

Exploration and Production
  Natural Gas and Other Products
     Unaffiliated                $   728   $   774   $   620
     Intersegment                    114       169       197
                                     842       943       817
  Other Revenues
     Unaffiliated                     22        15        27
     Intersegment                     20      (61)      (20)
                                      42      (46)         7

  TOTAL                              884       897       824


Transportation and Distribution
  Natural Gas and Other Products
     Unaffiliated                     16        10        11
     Intersegment                      -         -         8
                                      16        10        19
  Electricity
     Unaffiliated                  1,137       712         -
     Intersegment                      -         -         -
                                   1,137       712         -
  Transportation
     Unaffiliated                    617       639       682
     Intersegment                     11        10        15
                                     628       649       697
  Other Revenues
     Unaffiliated                     63        41         9
     Intersegment                      5         4         -
                                      68        45         9

  TOTAL                            1,849     1,416       725


Wholesale Energy Operations
 and Services
  Natural Gas and Other Products
     Unaffiliated                 11,916    11,778    10,013
     Intersegment                    399       595       477
                                  12,315    12,373    10,490
  Electricity
     Unaffiliated                 12,714     4,376       980
     Intersegment                      -         -         -
                                  12,714     4,376       980
  Transportation
     Unaffiliated                     11        13        25
     Intersegment                      1         2         2
                                      12        15        27
  Other Revenues
     Unaffiliated                  2,579     1,177       395
     Intersegment                    105        81        12
                                   2,684     1,258       407

  TOTAL                           27,725    18,022    11,904


Retail Energy Services
  Natural Gas and Other Products
     Unaffiliated                    616       649       513
     Intersegment                      -         2        15
                                     616       651       528
  Electricity
     Unaffiliated                     84         1         -
     Intersegment                      -         -         -
                                      84         1         -
  Other Revenues
     Unaffiliated                    372        33         -
     Intersegment                      -         -         -
                                     372        33         -

  TOTAL                            1,072       685       528


Corporate and Other
  Natural Gas and Other Products
     Unaffiliated                      -         -         -
     Intersegment                    159         -         -
                                     159         -         -
  Electricity
     Unaffiliated                      3        12         -
     Intersegment                      -         -         -
                                       3        12         -
  Other Revenues
     Unaffiliated                    382        43        14
     Intersegment                    (28)        -         -
                                     354        43        14

  TOTAL                              516        55        14

Intersegment Eliminations           (786)     (802)     (706)

Total Revenues                   $31,260   $20,273   $13,289

        CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT


    Name and Age      Present Principal Position and Other Material
                          Positions Held During Last Five Years


Kenneth L. Lay (56)        Chairman of the Board and Chief
                           Executive Officer, Enron Corp., since
                           February 1986.

Jeffrey K. Skilling (45)   President and Chief Operating
                           Officer, Enron Corp., since January
                           1997.  Chief Executive Officer and
                           Managing Director of Enron Capital &
                           Trade Resources Corp. ("ECT") from
                           June 1995 to December 1996.  From
                           August 1990 to June 1995, Mr. Skilling
                           served ECT in a variety of executive
                           managerial positions.

Ken L. Harrison (56)       Vice Chairman, Enron Corp., since July
                           1997.  Chairman of the Board and Chief
                           Executive Officer of Portland General
                           Electric Company since 1987.

Rebecca P. Mark (44)       Vice Chairman, Enron Corp., since May
                           1998.  Chairman and Chief Executive
                           Officer, Azurix Corp., since July
                           1998.  Chairman, Enron International
                           Inc., from January 1996 until March
                           1999.  Chief Executive Officer, Enron
                           International Inc., from January 1996
                           to May 1998.  Chairman and Chief
                           Executive Officer of Enron Development
                           Corp. from July 1991 until March 1998.
                           Vice President and Chief Development
                           Officer of Enron Power Corp. from July
                           1990 to July 1991.

Mark A. Frevert (44)       President and Chief Executive Officer
                           of ECT Europe and Enron Europe Ltd.
                           since March 1997.  From 1993 to March
                           1997, Mr. Frevert served ECT in a
                           variety of executive managerial
                           positions.

Stanley C. Horton (49)     Chairman and Chief Executive
                           Officer, Enron Gas Pipeline Group,
                           since January 1997.  Co-Chairman and
                           Chief Executive Officer of Enron
                           Operations Corp. from February 1996 to
                           January 1997. President and Chief
                           Operating Officer of Enron Operations
                           Corp. from June 1993 to February 1996.
                           President of Northern Natural Gas
                           Company from June 1991 to June 1993.
                           President of Florida Gas Transmission
                           Company from 1988 to May 1991.

Lou L. Pai (51)            Chairman of the Board and Chief
                           Executive Officer of Enron Energy
                           Services since March 1997.  President
                           and Chief Operating Officer of ECT
                           from August 1995 to March 1997.  From
                           March 1993 to August 1995, Mr. Pai
                           served ECT in a variety of executive
                           managerial positions.

Kenneth D. Rice (40)       Chairman and Chief Executive Officer
                           of ECT - North America since March
                           1997.  From 1993 to March 1997, Mr.
                           Rice served ECT in a variety of
                           executive managerial positions.

Joseph W. Sutton (51)      Chief Executive Officer, Enron
                           International Inc., since May 1998.
                           President, Enron International Inc.,
                           since January 1996. President and
                           Chief Operating Officer, Enron
                           Development Corp., from May 1995 to
                           January 1996.  Vice President, Enron
                           Development Corp., from 1992 to 1995.

J. Clifford Baxter (40)    Senior Vice President, Corporate
                           Development, Enron Corp., since
                           January 1997.  Vice Chairman, ECT,
                           since February 1999.  Managing
                           Director, ECT, 1996; Vice President,
                           Corporate Development, ECT, 1995-1996;
                           Managing Director, Koch Equities,
                           1995; Director, Corporate Development,
                           ECT, 1992-1994.

Richard A. Causey (39)     Senior Vice President and Chief
                           Accounting and Information Officer,
                           Enron Corp., since January 1997.
                           Managing Director, ECT, from June 1996
                           to January 1997; Vice President, ECT,
                           from January 1992 to June 1996.

James V. Derrick, Jr.(54)  Senior Vice President and General
                           Counsel, Enron Corp., since June 1991.
                           Partner, Vinson & Elkins from January
                           1977 until June 1991.

Andrew S. Fastow (37)      Senior Vice President and Chief
                           Financial Officer since March 1998.
                           Senior Vice President, Finance, Enron
                           Corp., from January 1997 to March
                           1998.  Managing Director, Retail and
                           Treasury, ECT, from May 1995 to
                           January 1997.  Vice President, ECT,
                           from January 1993 to May 1995.
                           Account Director, ECT, from 1990 to
                           1993.



Item 2.  PROPERTIES

Oil and Gas Exploration and Production Properties and
Reserves

     Reserve Information

     For estimates of EOG's net proved reserves and proved developed reserves of natural gas and liquids, including crude oil, condensate and natural gas liquids, see Note 18 to the Consolidated Financial Statements.

     Estimates of proved and proved developed reserves at December 31, 1998, 1997 and 1996 were based on studies performed by EOG's engineering staff for reserves in the United States, Canada, Trinidad, India and China. Opinions by DeGolyer and MacNaughton, independent petroleum consultants, for the years ended December 31, 1998, 1997 and 1996 covering producing areas containing 39%, 54% and 64%, respectively, of proved reserves (excluding deep Paleozoic methane reserves) of EOG on a net-equivalent-cubic-feet-of-gas basis. These opinions indicate that the estimates of proved reserves prepared by EOG's engineering staff for the properties reviewed by DeGolyer and MacNaughton, when compared in total on a net-equivalent-cubic-feet-of-gas basis, do not differ more than 5% from the estimates prepared by DeGolyer and MacNaughton. In addition, the deep Paleozoic methane reserves were covered by the opinion of DeGolyer and MacNaughton at December 31, 1995. All reports by DeGolyer and MacNaughton were developed utilizing geological and engineering data provided by EOG.

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

     Producing Oil and Gas Wells

     The following table reflects EOG's ownership at December 31, 1998 in gas and oil wells located in Texas, the Gulf of Mexico, Oklahoma, New Mexico, Utah, Wyoming and various other states, Canada, Trinidad, India and China. "Net" is obtained by multiplying "Gross" by EOG's working interests in the properties. Gross gas and oil wells include 255 with multiple completions.

        Productive          Productive            Total
        Gas Wells           Oil Wells       Productive Wells
     Gross      Net      Gross      Net      Gross      Net

     5,253     3,788       897       506     6,150     4,294


     Acreage

     The following table summarizes EOG's developed and undeveloped acreage at December 31, 1998. Excluded is acreage in which EOG's interest is limited to owned royalty, overriding royalty and other similar interests.

                     Developed          Undeveloped                Total
                   Gross     Net        Gross      Net      Gross         Net

United States
 California       21,324    16,747    821,738    748,238     843,062     764,985
 Texas           413,305   220,075    637,850    513,807   1,051,155     733,882
 Offshore
  Gulf of Mexico 283,571   126,306    564,775    417,827     848,346     544,133
 Wyoming         153,597   116,092    324,531    251,792     478,128     367,884
 Oklahoma        188,963   104,633    122,848     87,264     311,811     191,897
 Montana         119,686     1,651    146,013    103,779     265,699     105,430
 New Mexico       71,945    35,091    106,133     64,232     178,078      99,323
 Utah             74,454    50,311     40,873     27,205     115,327      77,516
 Mississippi       5,144     5,052     43,174     42,950      48,318      48,002
 Kansas           17,339    15,489      6,747      4,009      24,086      19,498
 Colorado         20,619     1,233     30,908     13,618      51,527      14,851
 Louisiana         6,285     5,429      6,520      3,767      12,805       9,196
 Arkansas          8,522     1,319      2,457      2,010      10,979       3,329
 Other             5,247       984      1,015        795       6,262       1,779
   Total       1,390,001   700,412  2,855,582  2,281,293   4,245,583   2,981,705

Canada
 Saskatchewan    251,805   235,121    288,834    283,732     540,639     518,853
 Alberta         372,612   243,225    336,713    243,971     709,325     487,196
 Manitoba         11,743     9,954     23,730     21,966      35,473      31,920
 British Columbia    656       164      8,755      5,553       9,411       5,717
   Total Canada  636,816   488,464    658,032    555,222   1,294,848   1,043,686

Other International
 China             5,000     2,500  1,844,531    922,266   1,849,531     924,766
 Venezuela            -         -     268,413    241,572     268,413     241,572
 India            98,300    29,490    564,307    169,292     662,607     198,782
 France               -         -     168,032    168,032     168,032     168,032
 Trinidad          4,200     3,990    147,233    143,490     151,433     147,480
Total Other
  International  107,500    35,980  2,992,516  1,644,652   3,100,016   1,680,632
      Total    2,134,317 1,224,856  6,506,130  4,481,167   8,640,447   5,706,023


     Drilling and Acquisition Activities

      During each of the years ended December 31, 1998, 1997 and 1996, EOG spent approximately $769 million, $693 million and $599 million, respectively, for exploratory and development drilling and acquisition of leases and producing properties. EOG drilled, participated in the drilling of or acquired wells as set out in the table below for the periods indicated:

                                      Year Ended December 31,
                              1998             1997            1996
                          Gross    Net      Gross   Net     Gross   Net

Development Wells Completed
   North America
     Gas                   478  402.80       467  352.90     396   325.04
     Oil                    38   34.98        94   74.85      80    57.46
     Dry                    79   62.16       101   80.01      80    68.77
        Total              595  499.94       662  507.76     556   451.27
   Outside North America
     Gas                     -     -          12    3.60      -        -
     Oil                    21    6.30         6    1.80       1     0.30
     Dry                     -     -           -       -      -        -
        Total               21    6.30        18    5.40       1     0.30
   Total Development       616  506.24       680  513.16     557   451.57

Exploratory Wells Completed
   North America
     Gas                     5    4.40         8    5.12      14    10.36
     Oil                     6    5.50         -       -       1     0.78
     Dry                    22   15.70        12    7.53      26    19.00
        Total               33   25.60        20   12.65      41    30.14
   Outside North America
     Gas                     1    1.00         -       -      -        -
     Oil                     1    0.90         -       -      -        -
     Dry                     -       -         -       -       1     0.50
        Total                2    1.90         -       -       1     0.50
   Total Exploratory        35   27.50        20   12.65      42    30.64
        Total              651  533.74       700  525.81     599   482.21
Wells in Progress           28   15.73        44   36.39      87    61.08
 at End of Period
        Total              679  549.47       744  562.20     686   543.29
Wells Acquired
       Gas                 333  317.23*      227   82.45*    350   148.20*
     Oil                     -    1.70*       48   20.50*      5     0.65
        Total              333  318.93       275  102.95     355   148.85

* Includes acquisition of additional interests in certain wells in which EOG previously held an interest.

      All of EOG's drilling activities are conducted on a contract basis with independent drilling contractors. EOG owns no drilling equipment.

Natural Gas Transmission

     Enron's domestic natural gas facilities include approximately 31,000 miles of transmission lines, five underground gas storage fields and two liquefied natural gas storage facilities. Enron also owns interests in pipeline and related facilities associated with its participation and investments in jointly-owned pipeline systems.

     Substantially all the transmission lines of Enron are constructed on rights-of-way granted by the apparent record owners of such property. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of majority interests have been obtained. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along, water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor, or, the pipeline may be required to move its facilities at its own expense. Permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. Some such permits require annual or other periodic payments. In a few minor cases, property for pipeline purposes was purchased in fee.

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


International Power Plants and Pipelines

     Enron's principal international operating power plants and pipelines and appurtenant facilities are (i) situated on land owned by Enron (or joint ventures in which Enron has an ownership interest) in fee or land under the control of Enron (or such joint ventures) pursuant to valid existing leases, licenses, easements or other agreements, or (ii) in the case of certain power plants, barge-mounted on vessels owned by Enron (or such joint ventures). Power plants and pipelines in which Enron owns an interest are set forth in the following table:

                                                                       Enron
  Facility       Location             Fuel       Size/Capacity       Interest

Power Plants:
Puerto Quetzel   Guatemala            Gas            110 MW              50%
Batangas         Philippines          Fuel oil       110 MW             100%
Subic Bay        Philippines          Fuel oil       116 MW              50%
Bitterfeld       Germany              Gas            125 MW              50%
Puerto Plata     Dominican Republic   Fuel oil       185 MW              50%
Hainan Island    China                Diesel         152 MW             100%
Piti             Guam                 Diesel          80 MW              50%

Pipelines:
TGS              Argentina              -           1.9 Bcf/d;           35%
                                                  4,104 miles
Centragas        Colombia               -          110 MMcf/d;           50%
                                                    357 miles
Transredes       Bolivia                -           1.3 Bcf/d;           25%
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

     Generating facilities owned by PGE are set forth in the following table:

                                                      PGE Net
                                                        MW
   Facility              Location           Fuel     Capability
   Wholly Owned:
   Faraday             Estacada, OR         Hydro       44
   North Fork          Estacada, OR         Hydro       54
   Oak Grove           Three Lynx, OR       Hydro       44
   River Mill          Estacada, OR         Hydro       25
   Pelton              Madras, OR           Hydro      108
   Round Butte         Madras, OR           Hydro      300
   Bull Run            Bull Run, OR         Hydro       22
   Sullivan            West Linn, OR        Hydro       16
   Beaver              Clatskanie, OR       Gas/Oil    500
   Coyote Springs      Boardman, OR         Gas/Oil    241

                                                                 PGE
                                                               Interest
Jointly Owned:

   Boardman            Boardman, OR         Coal       348      65.8%
   Centralia           Centralia, WA        Coal        33       2.5%
   Colstrip 3 & 4      Colstrip, MT         Coal       288      20.0%
                                                     2,023

     PGE holds licenses under the Federal Power Act for its hydroelectric generating plants. All of its licenses expire during the years 2001 to 2006. The FERC requires that a notice of intent to relicense these projects be filed approximately five years prior to expiration of the license. PGE filed for relicensing of the Pelton Round Butte Project in December 1998 and is actively pursuing the renewal of all other licenses. The State of Oregon also has licensed all or portions of five hydro plants.

     Following the 1993 closure of the Trojan nuclear plant, PGE was granted a possession-only license amendment by the NRC. In early 1996 PGE received NRC approval of its Trojan decommissioning plan.

     Combustion turbine generators at the Beaver Combustion Turbine Plant operate under a 25-year lease agreement. In February 1999, PGE exercised its option to purchase the generators for $37 million at the August 1999 termination of the lease. PGE leases its headquarters complex in downtown Portland and the coal-handling facilities and certain railroad cars for the Boardman coal plant.

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

     On November 21, 1996, an explosion occurred in or around the Humerto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan), an Enron subsidiary, operated a propane/air distribution system in the vicinity. Although San Juan did not provide service to the building, the investigation report of the National Transportation Safety Board (NTSB) concluded that the probable cause of the incident was propane leaking from San Juan's distribution system. San Juan and Enron strongly disagree with the NTSB findings. The NTSB investigation found no path of migration of propane from San Juan's system to the building and no forensic evidence that propane fueled the explosion. Enron, San Juan, several San Juan affiliates and third parties have been named as defendants in numerous lawsuits filed in U.S. District Court for the district of Puerto Rico and the Commonwealth court of Puerto Rico.
These suits, which seek damages for wrongful death, personal injury, business interruption and property damage, allege that negligence of Enron and San Juan, among others, caused the explosion. Enron and San Juan are vigorously contesting the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

     Trojan Investment Recovery. In early 1993, PGE ceased commercial operation of Trojan. In April 1996 a circuit court judge in Marion County, Oregon found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and stayed pending the appeal of the OPUC's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals. On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

   PGE has filed a petition for review with the Oregon Supreme Court. The OPUC has also filed such a petition for review. In addition, on August 26, 1998, the Utility Reform Project filed a Petition for Review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

     The EPA has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah
Site) in Decorah, Iowa, pursuant to the provisions of CERCLA. The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963.
Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. To date, the EPA has identified no other potentially responsible parties with respect to this site. Enron has entered into a consent order with the EPA by which it has agreed, although admitting no liability, to replace affected topsoil and remove impacted subsurface soils in certain areas of the tract where the plant was formerly located. Enron completed the final removal actions at the site in November 1998, and expects to conclude all remaining site activities in the spring of 1999. In 1998, Enron's expenses related to the Decorah Site were $300,000 as compared with $400,000 in 1997. Enron believes that expenses incurred in connection with this matter will not have a materially adverse effect on its financial position or results of operations.

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

     Enron has also received from the EPA an Order issued under CERCLA alleging that Enron and two other parties are responsible for the cost of demolition and proper disposal of two 110-foot towers that apparently had been used in the manufacture of carbon dioxide at a site called the "City Bumper Site" in Cincinnati, Ohio. The carbon dioxide plant, according to agency documents, was in operation from 1926 to 1966. Houston Natural Gas Corporation, a predecessor of Enron Corp., merged with Liquid Carbonic Industries (LCI) on January 31, 1969. Liquid Carbonic Corporation (LCC), a subsidiary of LCI, had title to the site. Twenty-eight days after the merger, on February 28, 1969, the site was sold to a third party. In 1984, LCC was sold to an unaffiliated party in a stock sale. Although Enron does not admit liability with respect to any costs at this site, it agreed to cooperate with the EPA and other potentially responsible parties to undertake the work contemplated by EPA's Order. The tower demolition and removal activities were completed in October 1998, and a final project report has been prepared for submission to the EPA. In 1998, Enron's expenses related to the City Bumper Site were $600,000. Enron does not expect to incur material expenditures in connection with this site.

     Enron's natural gas pipeline companies conduct soil and groundwater remediation of a number of their facilities. In 1998, these expenses were $1.3 million as compared with $1.7 million in 1997. Enron does not expect to incur material expenditures in connection with soil and groundwater remediation.

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

                               1998                             1997
                      High      Low    Dividends      High       Low     Dividends

First  Quarter      $48       $38 1/8   $.2375       $45 1/8    $37 7/8    $.2250
Second Quarter       54 5/16   45 9/16   .2375        42 3/8     35 5/8     .2250
Third Quarter        58 7/16   40 5/8    .2375        42         35         .2250
Fourth Quarter       58 3/4    49 1/2    .2500        41 15/16   35 15/16   .2375

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

                                 1998                           1997
                      High       Low     Dividends      High    Low      Dividends

First  Quarter       $634       $565     $3.2424        $600    $600      $3.0717
Second  Quarter       684 13/16  622 3/4  3.2424         555     496       3.0717
Third  Quarter         --         --      3.2424         540     535       3.0717
Fourth  Quarter       732 1/2    718      3.4130         523     523       3.2424

     At December 31, 1998, there were approximately 58,598 record holders of common stock and 209 record holders of Second Preferred Stock.

     Other information required by this item is set forth under Item 6 -- "Selected Financial Data (Unaudited) - Common Stock Statistics" for the years 1994-1998.

Recent Sales of Unregistered Equity Securities

     On December 17, 1998, Enron issued in a private placement pursuant to Section 4(2) of the Securities Act 204,800 shares of its Mandatorily Convertible Reset Preferred Stock, Series A, to Preferred Voting Trust, a Delaware statutory business trust, in exchange for all of the beneficial interests in such trust. On December 30, 1998, Enron issued in a private placement pursuant to Section 4(2) of the Securities Act 83,000 shares of its Mandatorily Convertible Reset Preferred Stock, Series B, to Aguia Voting Trust, a Delaware statutory business trust, in exchange for all of the beneficial interests in such trust.

Item 6.  SELECTED FINANCIAL DATA (UNAUDITED)

                                        1998      1997      1996      1995      1994

Operating Revenues (millions)         $31,260   $20,273   $13,289   $ 9,189   $ 8,984

Total Assets (millions)               $29,350   $22,552   $16,137   $13,239   $11,966


Common Stock Statistics
  Income from continuing operations
     Total (millions)                    $703      $105      $584      $520      $453
     Per share - basic                  $2.14     $0.32     $2.31     $2.07     $1.80
     Per share - diluted                $2.02     $0.32     $2.16     $1.94     $1.70
  Earnings on common stock
     Total (millions)                    $686      $ 88      $568      $504      $438
     Per share - basic                  $2.14     $0.32     $2.31     $2.07     $1.80
     Per share - diluted                $2.02     $0.32     $2.16     $1.94     $1.70
  Dividends
     Total (millions)                    $312      $243      $212      $205      $192
     Per share                          $0.96     $0.91     $0.86     $0.81     $0.76
  Shares outstanding (millions)
     Actual at year-end                   331       307       251       245       244
     Average for the year                 321       272       246       244       243


Capitalization (millions)
  Long-term debt                      $ 7,357   $ 6,254    $3,349    $3,065   $2,805
  Preferred stock of subsidiary         1,001       993       592       377      377
  Minority interest                     2,143     1,147       755       549      290
  Shareholders' equity                  7,048     5,618     3,723     3,165    2,880
     Total capitalization             $17,549   $14,012    $8,419    $7,156   $6,352

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

   The following review of the results of operations and financial condition of Enron Corp. and its subsidiaries and affiliates (Enron) should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's net income for 1998 was $703 million compared to $105 million in 1997 and $584 million in 1996. Enron's operating segments include Exploration and Production (Enron Oil & Gas Company), Transportation and Distribution (Gas Pipeline Group and Portland General), Wholesale Energy Operations and Services (Enron Capital & Trade Resources and Enron International), Retail Energy Services (Enron Energy Services) and Corporate and Other, which includes certain new businesses. The results of Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. See Note 2 to the Consolidated Financial Statements. Items impacting comparability are discussed in the respective segment results. Net income includes the following:

(In Millions)                               1998   1997    1996

After-tax results before items impacting
 comparability                             $ 698  $ 515   $ 493

Items impacting comparability:(a)
  Gain on sale of 7% of Enron Energy
   Services shares                             -     61       -
  Gains on sales of Enron Oil & Gas
   Company stock                              45      -      90
  Charge to reflect losses on
   contracted MTBE production                (40)   (74)      -
  Charge to reflect impact of amended
   J-Block gas contract                        -   (463)      -
  Gains on sales of liquids and
   gathering assets                            -     66      59
  Reserve for qualified facilities
   disposition                                 -      -     (54)
  Other                                        -      -      (4)
Reported net income                        $ 703  $ 105   $ 584

(a) Tax affected at 35%, except where a specific tax rate applied.

   Diluted earnings per share of common stock were as follows:

                                      1998      1997      1996

Diluted earnings per share:
  After-tax results before items
   impacting comparability            $2.01     $1.74     $1.82
  Items impacting comparability:
     Gain on sale of 7% of Enron
      Energy Services shares              -      0.21         -
     Gains on sales of Enron Oil &
       Gas Company stock               0.13         -      0.33
     Charge to reflect losses on
      contracted MTBE production      (0.12)    (0.25)        -
     Charge to reflect impact of
      amended J-Block gas contract        -     (1.57)        -
     Gains on sales of liquids and
      gathering assets                    -      0.22      0.22
     Reserve for qualified facilities
      disposition                         -         -     (0.20)
     Other                                -         -     (0.01)
     Effect of anti-dilution(a)           -     (0.03)        -
Reported diluted earnings per share   $2.02     $0.32     $2.16

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

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (see Note 17 to the Consolidated
Financial Statements):

(In Millions)                          1998   1997    1996

Exploration and Production           $  128  $ 183  $  200
Transportation and Distribution:
  Gas Pipeline Group                    351    466     524
  Portland General                      286    114       -
Wholesale Energy Operations
 and Services                           968    654     466
Retail Energy Services                 (119)  (107)      -
Corporate and Other                     (32)  (745)     48
  Reported income before interest,
   minority interests and taxes      $1,582  $ 565  $1,238

Exploration and Production
   Enron's exploration and production operations are conducted by Enron Oil & Gas Company (EOG).

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                              1998    1997    1996

Natural gas volumes (MMcf/d)(a)
  North America                                776     758     706
  Trinidad                                     139     113     124
  India                                         56      18       -
     Total                                     971     889     830
Average natural gas prices ($/Mcf)
  North America                              $1.86   $2.20   $1.92
  Trinidad                                    1.06    1.05    1.00
  India                                       2.41    2.79       -
     Composite                                1.78    2.07    1.78
Crude oil/condensate volumes (MBbl/d)(a)
  North America                               16.6    14.2    11.6
  Trinidad                                     3.0     3.4     5.2
  India                                        5.1     2.3     2.8
     Total                                    24.7    19.9    19.6
Average crude oil/condensate prices ($/Bbl)
  North America                             $12.67  $19.33  $21.08
  Trinidad                                   12.26   18.68   19.76
  India                                      12.86   20.05   20.17
     Composite                               12.66   19.30   20.60

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant components of IBIT for Exploration and Production:

(In Millions)                                1998   1997   1996

Net revenues                                $769    $783   $730
Corporate hedging activities                  19      (8)    (4)
Operating expenses                           219     210    181
Exploration expenses                         121     102     89
Depreciation, depletion and amortization     315     278    251
  Operating income                           133     185    205
Other income, net                             (5)     (2)    (5)
  Reported income before interest,
   minority interests and taxes             $128    $183   $200

Net Revenues
   Exploration and Production's revenues, net of gas sold in connection with natural gas marketing, decreased $14 million (2%) in 1998 after increasing $53 million (7%) in 1997. The 1998 change reflects lower average wellhead natural gas prices and crude oil and condensate prices, partially offset by increased production volumes of both natural gas and crude oil and condensate. The 1997 increase reflected both increased average wellhead natural gas prices and increased production volumes. Other marketing activities, which include hedging, trading and natural gas marketing transactions by EOG, reduced net revenues by $4 million in 1998 and $61 million in 1997, compared with an increase of $4 million in 1996. Net revenues also include gains on sales of crude oil and gas reserves and related assets of $26 million in 1998, $9 million in 1997 and $20 million in 1996.

Costs and Expenses
   Operating expenses and depreciation, depletion and amortization (DD&A) increased in 1998 and 1997 primarily due to expanded operations and increased worldwide production volumes in both years and a higher DD&A rate in North
America in 1998.

   Exploration expenses increased 19% in 1998 and 15% in 1997 as compared to the prior year, primarily as a result of increased exploratory drilling activities and expenses related to lease acquisitions in North America.

Outlook
   EOG plans to continue to focus a substantial portion of its development and exploration expenditures in its major producing areas in North America. In addition, EOG anticipates additional spending for the continued development of its projects in India, Trinidad and China.

   In December 1998, Enron received an unsolicited indication of interest from a third party with respect to exploring a possible transaction pursuant to which the third party would acquire Enron's shares of EOG common stock and offer to acquire the remaining shares of outstanding EOG common stock. There can be no assurance that any such transaction will be consummated.

Transportation and Distribution
   Transportation and Distribution consists of Gas Pipeline Group and Portland General. Gas Pipeline Group includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern), Enron's 50% interest in Florida Gas Transmission Company (Florida Gas) and Enron's interest in Northern Border Pipeline. Portland General results are included for the period since the July 1, 1997 merger (see
Note 2 to the Consolidated Financial Statements).

   Gas Pipeline Group. The following table summarizes total volumes transported by each of Enron's interstate natural gas pipelines.

                                         1998    1997    1996

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  4,098   4,364   4,577
  Transwestern Pipeline                 1,608   1,416   1,341
  Florida Gas Transmission              1,341   1,341   1,296
  Northern Border Pipeline              1,770   1,800   1,801

(a) Billion British thermal units per day. Amounts reflect 100% of each entity's throughput volumes.
    Florida Gas and Northern Border Pipeline are unconsolidated affiliates.

   Significant components of IBIT are as follows:

(In Millions)                         1998   1997   1996

Net revenues                          $640   $665   $719
Operating expenses                     276    310    316
Depreciation and amortization           70     69     66
Equity in earnings                      32     40     35
Other income, net                       25     38     44
  IBIT before items impacting
   comparability                       351    364    416
Gains on sales of liquids and
 gathering assets                        -    102     90
Other                                    -      -     18
  Reported income before interest
   and taxes                          $351   $466   $524

Net Revenues
     Revenues, net of cost of sales, of Gas Pipeline Group declined $25 million (4%) during 1998 and $54 million (8%) during 1997 as compared to the applicable preceding year. The decrease in net revenue in 1998 compared to 1997 was primarily due to the warmer than normal winter in Northern's service territory and the reduction of transition costs recovered through a regulatory surcharge at Northern. The decrease in net revenues in 1997 compared to 1996 was primarily due to the sale of natural gas liquids assets in early 1997 and the turnback of capacity at Transwestern, resulting in reduced transportation revenues beginning in November 1996.

Operating Expenses
   Operating expenses of Gas Pipeline Group decreased $34 million (11%) during 1998, primarily as a result of the reduction of transition costs at Northern and lower overhead costs. Operating expenses declined $6 million (2%) during 1997, primarily due to a reduction of transition costs at Northern.

Equity in Earnings
   Equity in earnings of unconsolidated affiliates decreased $8 million in 1998 after increasing $5 million during 1997 as compared to 1996. These changes were primarily due to higher 1997 earnings from Citrus Corp. (Citrus), which holds Enron's 50% interest in Florida Gas. Earnings from Citrus were higher in 1997 due to a contract restructuring.

Other Income, Net
   Other income, net decreased $13 million (34%) in 1998 as compared to 1997 primarily as a result of income recognized in 1997 related to liquids assets sold in 1997. Included in 1998 were gains of $21 million recognized from the monetization of an interest in an equity investment, substantially offset by charges related to litigation.

Items Impacting Comparability
   Gains of $102 million were recognized in 1997 related to the sales of liquids assets, including processing plants and Enron's interest in Enron Liquids Pipeline L.P. During
1996, gains of $90 million related to the disposition of non-strategic natural gas gathering facilities were recognized, and gains of $18 million were recorded as a result of favorable resolution of litigation.

   Portland General. Results for Portland General have been included in Enron's Consolidated Financial Statements beginning July 1, 1997. Since that date, Portland General realized IBIT, as follows:

(In Millions)                            1998      1997(a)

Revenues                               $1,196       $746
Purchased power and fuel                  451        389
Operating expenses                        295        154
Depreciation and amortization             183         91
Other income, net                          19          2
  Reported income before interest
   and taxes                           $  286       $114

(a) Represents the period from July 1, 1997 through
    December 31, 1997.

   The 1998 results were impacted by a warmer than normal winter and the transfer of the majority of its electricity wholesale business to the Enron Wholesale segment, partially offset by an increase in sales to retail customers.

   Statistics for Portland General for 1998 and for the period from July 1 through December 31, 1997 are as follows:

                                             1998      1997

Electricity Sales (Thousand MWh)(a)
  Residential                                7,101     3,379
  Commercial                                 6,781     3,618
  Industrial                                 3,562     2,166
     Total Retail                           17,444     9,163
  Wholesale                                 10,869    13,448
     Total Electricity Sales                28,313    22,611

Resource Mix
  Coal                                          16%       10%
  Combustion Turbine                            12         5
  Hydro                                          9         5
     Total Generation                           37        20
  Firm Purchases                                56        74
  Secondary Purchases                            7         6
     Total Resources                           100%      100%

Average Variable Power Cost (Mills/KWh)(b)
  Generation                                   8.6       8.7
  Firm Purchases                              17.3      18.9
  Secondary Purchases                         23.6      13.2
     Total Average Variable Power Cost        15.6      17.2

Retail Customers (end of period, thousands)    704       685

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

Outlook
   Transportation and Distribution should continue to provide stable earnings and cash flows during 1999, including steady growth over 1998 levels.

   Gas Pipeline Group continues to expand its pipeline system to provide services to existing customers and new markets. Florida Gas has an expansion planned to provide new capacity of 270 MMcf/d into Southwest Florida by the year 2001 and is evaluating other expansions to meet Florida's expected strong growth in gas consumption. Future results of Northern Border Pipeline will reflect its 700 MMcf/d extension of service to the Chicago market area. A further expansion to Indiana through a 35-mile, 545 MMcf/d extension of its pipeline will be placed in service in the year 2000. Transwestern is considering expansions to bring in additional supplies from the San Juan basin to California.

   Portland General anticipates continuing retail customer growth in one of the fastest growing service territories in the U.S. In late 1997, Portland General filed a Customer
Choice Plan proposal and rate case with the Oregon Public
Utility Commission (OPUC) which would open its service territory to competition. Under the proposed Customer
Choice Plan, Portland General would separate its generation business from its transmission and distribution businesses and Portland General would become a regulated transmission and distribution company focused on delivering, but not selling, electricity. In July 1998, the OPUC staff issued its position, disagreeing with Portland General's proposal for full customer choice.

   In January 1999, the OPUC issued an order, which is contingent upon the adoption of certain regulatory changes by the Oregon Legislature, with recommendations that included allowing small retail customers a limited set of options including the ability to continue to purchase rate-regulated electricity, allowing most commercial and industrial users to have the ability to choose their electricity provider and allowing Portland General to sell its coal- and gas-fired generation plants but rejecting Portland General's request to sell its hydroelectric assets. Additionally, the order requires Portland General, should it choose to adopt OPUC's recommendations, to file a new rate case. Portland General is reviewing the OPUC order, but will not implement any of the recommendations until the changes are agreed upon by all parties. The issue of restructuring will be further addressed by the 1999 Oregon Legislature. Portland General will support legislation that creates a comprehensive approach to the electricity industry that helps develop a market that is truly competitive.

Wholesale Energy Operations and Services
   Enron's wholesale energy operations and services business (Enron Wholesale) operates in North America, Europe and other countries. Activities are conducted primarily by Enron Capital & Trade Resources and Enron International. Enron Wholesale is categorized into two business lines: (a) Commodity Sales and Services and (b) Energy Assets and Investments. Integrated energy-related products and services related to these business lines are offered to wholesale customers in varying degrees in each of Enron Wholesale's markets.

   Enron manages its commodity and asset portfolios in order to maximize value, minimize the associated risks and provide overall liquidity. In this process, Enron utilizes portfolio and risk management disciplines including certain hedging transactions to manage portions of its market exposures (commodity, interest rate, foreign currency and equity exposures). Enron Wholesale from time to time monetizes its contract portfolios (producing cash and transferring counterparty credit risk to third parties) and sells interests in investments and assets.

   The following table reflects IBIT for each business line:

(In Millions)                          1998  1997   1996

Commodity Sales and Services          $411   $249   $348
Energy Assets and Investments          709    565    263
Unallocated expenses                 (152)   (160)  (145)
  Reported income before interest,
   minority interests and taxes      $968    $654   $466

   The following discussion analyzes the contributions to IBIT for each business line.

   Commodity Sales and Services. Enron Wholesale provides reliable delivery of energy commodities at predictable prices. The commodity sales and services operations includes the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, restructuring of existing long-term contracts and the management of Enron's commodity contract portfolios. In addition, Enron provides risk management products and services to energy customers that hedge movements in price and location-based price differentials. Enron's risk management products and services are designed to provide stability to customers in markets impacted by commodity price volatility. Also included in this business is the management of certain operating assets that directly relate to this business, including domestic intrastate pipelines and storage facilities.

   Enron Wholesale markets and transports a substantial quantity of energy commodities as reflected in the following table (including intercompany amounts):

                                                1998      1997     1996

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                                 7,418     7,654    6,998
  Canada                                        3,486     2,263    1,406
  Europe and Other                              1,251       660      289
                                               12,155    10,577    8,693
Transport Volumes                                 559       460      544
     Total Gas Volumes                         12,714    11,037    9,237
Crude Oil and Liquids                           3,570     1,677    1,507
Electricity(c)                                 11,024     5,256    1,648
     Total Physical Volumes (BBtue/d)          27,308    17,970   12,392
Electricity Volumes Marketed (Thousand MWh)
  United States                               401,843   191,746   60,150
  Europe and Other                                529       100        -
     Total                                    402,372   191,846   60,150

Financial Settlements (Notional) (BBtue/d)     75,266    49,082   35,259

(a) Billion British thermal units equivalent per day.
(b) Includes third-party transactions by Enron Energy
    Services.
(c) Represents Electricity Volumes Marketed, converted to
    BBtue/d.

   The earnings from commodity sales and services operations increased 65% in 1998 as compared to 1997. The change is primarily due to increased earnings from originations of risk management products and services in North America, including contract restructurings, and increased power marketing earnings, where volumes have increased over 100%, partially offset by fewer originations in Europe, lower earnings related to domestic operating assets and higher expenses.

   The earnings from commodity sales and services operations decreased 28% in 1997 as compared to 1996 primarily due to lower domestic gas and power margins in 1997 compared with 1996. Although volumes were higher in 1997, greater seasonal volatility of domestic natural gas prices provided higher margins in 1996. Domestic liquids marketing activity was also lower in 1997 compared with 1996. These decreases were partially offset by increased activity in the European markets related to natural gas and power contracts, including originations with utilities and independent power producers (IPPs) in 1997. Originations from long-term contracts in North America decreased in 1997 for both natural gas and power.

   Energy Assets and Investments. Enron Wholesale's energy assets and investments activities include investments in debt and equity securities of oil and gas producers and other energy-intensive companies. Additionally, Enron Wholesale develops, constructs, operates and manages a large portfolio of energy investments such as power plants and natural gas pipelines. Earnings primarily result from changes in the market value of merchant investments held during the period, equity earnings and gains on sales or restructurings of energy investments. See Note 4 to the Consolidated Financial Statements for a summary of these investments.

   Earnings from energy assets and investments increased 25% in 1998 as compared to 1997 primarily as a result of earnings from the sale of interests in the Puerto Rico, Turkey, Italy and U.K. power projects, from which Enron realized the value created during the development and construction phases, partially offset by development costs and decreased earnings from the management of Enron Wholesale's merchant investments. Some of these transactions involved securitizations in which Enron retained certain interests associated with the underlying assets.

   Earnings from energy assets and investments increased 115% in 1997 compared with 1996 due primarily to a significant increase in the market value of its investments, including the positive impact of a change in the structure of a joint venture investment, as well as increased earnings from originations and earnings from the sale of interests in U.K. power projects. Also contributing to the increase were fees earned on projects in the U.K.

   Unallocated Expenses. Net unallocated expenses include rent, systems expenses and other support group costs.

Outlook

   Enron anticipates continued growth in Enron Wholesale during 1999 due to further expansion into new products and markets. In the commodity sales and services business, volumes are expected to continue to increase as Enron maintains or increases its market share in the growing unregulated U.S. power market and the European gas and power markets. In addition, Enron expects to benefit from opportunities related to its substantial portfolio of commodity contracts. Enron also expects to continue increased integration of financial products with its energy commodity portfolio. In the energy assets and investments business, Enron will continue to benefit from opportunities related to its energy investments, including sales or restructurings of appreciated investments, and in providing capital to energy-intensive customers. Equity earnings from operations are expected to increase as a result of commencement of commercial operations of new power plants and pipeline in early 1999 including the larger power project in India.

   At December 31, 1998, the following international projects were under construction:

                                                Estimated
                                                Commercial
                              Size/Capacity   Operations Date

Pipeline(a)
  Bolivia/Brazil (Phase I)     1,180 miles       2Q 1999

Power Plants(a)
  Cuiaba - Brazil (Phase I)      150 MW(b)       1Q 1999
  Dabhol - India (Phase I)       826 MW          1Q 1999
  Piti - Guam                     80 MW          1Q 1999
  Sutton Bridge - U.K.           790 MW          1Q 1999
  Trakya - Turkey                478 MW          1Q 1999
  Corinto - Nicaragua             71 MW          2Q 1999
  EcoElectrica - Puerto Rico     507 MW          3Q 1999
  Nowa Sarzyna - Poland          116 MW          4Q 1999
  Sarlux - Italy                 551 MW          1Q 2000

(a)  Enron holds varying interests in these projects.
(b)  Megawatts.

   Earnings from Enron Wholesale are dependent on the origination and completion of transactions, some of which are individually significant and which are impacted by market conditions, the regulatory environment and customer relationships. Enron Wholesale's transactions have historically been based on a diverse product portfolio, providing a solid base of earnings. Enron's strengths, including its ability to identify and respond to customer needs, access to extensive physical assets and its integrated approach to meeting customers needs, are important drivers of the expected continued earnings growth. In addition, significant earnings are expected from Enron Wholesale's commodity portfolio and investments, which are subject to market fluctuations. External factors, such as the amount of volatility in market prices, impact the earnings opportunity associated with Enron Wholesale's business. Risk related to these activities is managed using naturally offsetting transactions and hedge transactions. The effectiveness of Enron's risk management activities can have a material impact on future earnings. See "Financial Risk Management" for a discussion of market risk related to Enron Wholesale.

Retail Energy Services
   Enron Energy Services (Energy Services), formed in late 1996, is extending Enron's energy expertise to end-use business customers. This includes sales of natural gas, electricity and outsourcing energy management services directly to commercial and industrial customers. Energy Services reported losses before interest, minority interests and taxes of $119 million in 1998 and $107 million in 1997 related to significant investments in building its sales and service capabilities, developing products and services, establishing a support system to service its contracts and supporting Energy Services' regulatory efforts.

   During 1998, Energy Services completed a significant number of transactions which will provide future revenues and margins. Energy Services revenues totaled $1.1 billion during 1998, a 57% increase from 1997.

   In late 1997, Enron sold approximately 7% of its ownership of Energy Services for $130 million, to defray startup costs and establish a valuation for this new business. The transaction resulted in an after-tax gain of $61 million, which has been reflected in Corporate and Other. This sale of Energy Services ownership reflected a total enterprise value of $1.9 billion. Since that time, significant new customers and long-term contracts have been obtained.

Outlook
   During 1999, Enron anticipates continued growth in the demand for energy outsourcing solutions. Energy Services will focus on delivering these services to its existing customers, while continuing to expand its commercial and industrial customer base for total energy outsourcing.
Energy Services also plans to continue integrating its service delivery capabilities, focusing on the development of best practices, nation-wide procurement opportunities, efficient use of capital and centralized decision making.
Energy Services expects reduced losses in 1999.

Corporate and Other
   Corporate and Other includes results of Azurix Corp., which provides water and wastewater services, Enron Communications, Inc. (ECI), which is building a national Internet-protocol fiber-optic network to deliver high content media to business customers, Enron Renewable Energy Corp. (EREC), EOTT Energy Corp. (EOTT) and the operations of Enron's methanol and MTBE plants. Significant components of IBIT are as follows:

(In Millions)                                    1998    1997    1996

IBIT before items impacting comparability        $  7   $ (31)  $ (22)

Items impacting comparability:
  Gain on sale of 7% of Enron Energy
   Services shares                                  -      61       -
  Gains on sales of Enron Oil & Gas
   Company stock                                   22       -     178
  Charge to reflect losses on contracted
   MTBE production                                (61)   (100)      -
  Charge to reflect impact of amended
   J-Block gas contract                             -    (675)      -
  Reserve for qualified facilities disposition      -       -     (83)
  Miscellaneous reserves and other items            -       -     (25)
Reported income before interest and taxes        $(32)  $(745)  $  48

   Results in 1998 were favorably impacted by increased earnings related to ECI from the sale of capacity on its fiber-optic network and increases in the market value of certain corporate-managed financial instruments, partially offset by higher corporate expenses.

   During 1998, Enron recognized a pre-tax gain of $22 million on the delivery of 10.5 million shares of EOG stock held by Enron as repayment of mandatorily exchangeable debt. Enron also recorded a $61 million charge to reflect losses on contracted MTBE production.

   During 1997, Enron recorded a non-recurring charge of $675 million, primarily reflecting the impact of Enron's amended J-Block gas contract in the U.K., and a $100 million charge primarily to reflect losses on contracted MTBE production. In 1996, a gain of $178 million was recognized, primarily related to the sale of 12 million outstanding shares of EOG stock held by Enron. The 1996 results included an $83 million reserve related to the required disposition of certain assets in connection with the merger with Portland General.

Interest and Related Charges, Net
   Interest and related charges, net of interest capitalized, increased $149 million in 1998 and $127 million in 1997. The increase in 1998 as compared to 1997 was primarily a result of higher debt levels, including the issuance of approximately $2.1 billion in debt between November 1997 and the end of 1998, mainly to finance capital expenditures and investments. The 1998 interest expense also reflects the impact of twelve months of interest expense on debt related to the merger with Portland General. The 1997 increase was primarily due to higher debt levels, including debt of $1.1 billion from Portland General following the merger on July 1, 1997 (see Note 2 to the Consolidated Financial Statements). Interest capitalized, which totaled $66 million, $18 million and $12 million for 1998, 1997, and 1996, respectively, increased in 1998 as a result of the commencement of construction of several power projects.

Dividends on Company-Obligated Preferred Securities of
Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries increased from $34 million in 1996 to $69 million in 1997 and to $77 million in 1998, primarily due to the issuance of $215 million and $372 million of additional preferred securities by Enron subsidiaries during 1996 and 1997, respectively. Company-obligated preferred securities of subsidiaries also increased by $29 million in 1997 for securities of Portland General.

Minority Interests
   Minority interests were $77 million in 1998 compared to $80 million in 1997 and $75 million in 1996. Minority interests in 1998 include EOG and the minority owner's share of dividends on preferred stock issued in connection with the formation of an Enron-controlled joint venture in late 1997. See Note 8 to the Consolidated Financial Statements. Minority interests in 1997 and 1996 relate to EOG and Enron Global Power & Pipelines, L.L.C. (EPP) until Enron's acquisition of the EPP minority interest in November 1997.

Income Tax Expense
   Income tax expense increased in 1998 as compared to 1997 primarily as a result of increased earnings, partially offset by differences between the book and tax basis of certain assets and stock sales.

   Income tax expense decreased for 1997 as compared to 1996 primarily as a result of pretax losses due to the non-recurring charges for the restructuring of Enron's J-Block contract and for losses on contracted MTBE production. In addition, the 1997 tax provision was reduced for differences between the book and tax basis of certain assets and stock sales.

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

State of Readiness
   Enron's Board of Directors has been briefed about the Year 2000 problems generally and as they may affect Enron. The Board has adopted a Year 2000 plan (the "Plan") covering all of Enron's business units. The aim of the Plan is to take reasonable steps to prevent Enron's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those critical functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Enron's business).

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

   The Plan recognizes that the computer,
telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of Enron's business. Enron does not have control of these Outside Entities or Outside Systems. (In some cases, Outside Entities are foreign governments or businesses located in foreign countries.) However, Enron's Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in Enron's judgment, have or may have a substantial effect on Enron's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisions Enron attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible." Enron will attempt reasonably to coordinate with these Outside Entities in an ongoing effort to obtain assurance that the Outside Systems that are mission-critical to Enron will be Year 2000 compatible well before January 1, 2000. Consequently, Enron will work prudently with Outside Entities in a reasonable attempt to inventory, assess, analyze, convert (where necessary), test, and develop contingency plans for Enron's connections to these mission-critical Outside Systems and to ascertain the extent to which they are, or can be made to be, Year 2000 ready and compatible with Enron's mission-critical systems.

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

   As of February 15, 1999, Enron and all its business units were at various stages in implementation of the Plan, as shown in the following tables. The first table deals with the Enron business units' mission-critical internal systems (including embedded chips) and the second deals with the business units' mission-critical Outside Systems of Outside Entities. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Internal Items)

                                                                                         Contingency
                        Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
Production                  C          IP         IP         IP         IP       IP           IP
Transportation
and Distribution:
 Gas Pipeline Group         C          C          IP         IP         IP       IP           IP
 Portland General           C          C          C          IP         IP       IP           IP
Wholesale:
 Domestic                   C          C          C          IP         IP       IP           IP
 Europe                     C          C          C          IP         IP       IP           IP
 Other International        IP         IP         IP         IP         IP       IP           IP
Retail Energy Services      C          C          IP         IP         IP       IP           IP
Corporate and Other         IP         IP         IP         IP         IP       IP           IP

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                         Contingency
                        Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
Production                  IP         IP         IP         IP         IP       IP           IP
Transportation
and Distribution:
 Gas Pipeline Group         C          C          IP         IP         IP       IP           IP
 Portland General           C          C          C          IP         IP       IP           IP
Wholesale:
 Domestic                   C          IP         IP         IP         TBI      IP           TBI
 Europe                     C          C          IP         TBI        TBI      IP           TBI
 Other International        IP         IP         IP         IP         IP       IP           IP
Retail Energy Services      C          C          IP         IP         IP       IP           IP
Corporate and Other         C          IP         IP         IP         IP       IP           IP

Legend:  C = Complete     IP = In Process     TBI = To Be Initiated

   The following tables show, by business unit, historical and estimated completion dates, as applicable, for the initial iteration of various stages of the Plan. The first table deals with the Enron business units' mission-critical internal systems (including embedded chips) and the second deals with the business units' mission-critical Outside Systems of Outside Entities.

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Internal Items)

                                                                                         Contingency
                        Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
Production                12/98        3/99       3/99       6/99       9/99      9/99        9/99
Transportation
and Distribution:
 Gas Pipeline Group       12/98        1/99       4/99       6/99       7/99      8/99        6/99
 Portland General         12/97       10/98      10/98       6/99       6/99      6/99        6/99
Wholesale:
 Domestic                  6/98        8/98      12/98       6/99       6/99      6/99        9/99
 Europe                    7/98        8/98       8/98       4/99       4/99      7/99        7/99
 Other International       3/99        3/99       4/99       6/99       7/99      8/99        6/99
Retail Energy Services     1/99        2/99       3/99       4/99       5/99      7/99        7/99
Corporate and Other        2/99        2/99       3/99       3/99       3/99      6/99        6/99

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                         Contingency
                        Inventory  Assessment  Analysis  Conversion  Testing  Y2K-Ready      Plan

Exploration and
Production                 3/99        6/99       6/99       9/99       9/99      9/99        9/99
Transportation
and Distribution:
 Gas Pipeline Group       11/98        1/99       4/99       5/99       5/99      6/99        6/99
 Portland General         10/98       11/98      11/98       6/99       6/99      6/99        6/99
Wholesale:
 Domestic                  7/98        3/99       5/99       7/99       9/99      9/99        9/99
 Europe                    6/98        7/98       3/99       8/99       8/99      8/99        8/99
 Other International       2/99        2/99       4/99       6/99       7/99      8/99        6/99
Retail Energy Services     1/99        1/99       3/99       4/99       5/99      6/99        6/99
Corporate and Other       10/98        3/99       3/99       6/99       6/99      6/99        6/99

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

   Shortage of resources. Between now and Year 2000 there will be increased competition for people with the technical and managerial skills necessary to deal with the Year 2000 problem. While Enron is taking substantial precautions to recruit and retain sufficient people skilled in dealing with the Year 2000 problem and has hired consultants who bring additional skilled people to deal with the Year 2000 problem as it affects Enron, Enron could face shortages of skilled personnel or other resources, such as Year 2000 ready computer chips, and these shortages might delay or otherwise impair Enron's progress towards making its mission-critical systems Year 2000 ready. Outside Entities could face similar problems that materially adversely affect Enron. Enron believes that the possible impact of the shortage of skilled people is not, and will not be, unique to Enron.

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

   Enron will continue to monitor business conditions with the aim of assessing and minimizing adverse effects, if any, that result or may result from the Year 2000 problem.

Summary
   Enron has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Enron, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to Enron that is not Year 2000 compatible; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification and testing of mission-critical Enron systems or Outside Systems. Accordingly, there can be no assurance that all of Enron's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Enron's business. If, despite Enron's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to Enron's business, the adverse impact on Enron's business could be material. Additionally, while Enron's Year 2000 costs are not expected to be material, such costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Enron's implementation of the Plan.

NEW ACCOUNTING PRONOUNCEMENTS

   On April 3, 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that costs for all start-up activities and organization costs be expensed as incurred and not capitalized in certain instances, as had previously been allowed. SOP 98-5 is effective for financial statements for fiscal years beginning after 1998 and initial adoption is required to be reflected as a cumulative effect of accounting change. Although Enron continues to evaluate the impact of adopting SOP 98-5, it expects to recognize an after-tax charge of approximately $130 million in the first quarter of 1999 related primarily to differences in timing of commencement of capitalization of project development costs compared to Enron's current policy. This charge will be reflected net of tax as a separate line item in Enron's Consolidated Income Statement.

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

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance, however, SFAS No. 133 cannot be applied retroactively. Enron has not yet determined the timing of adoption of SFAS No. 133. Enron believes that SFAS No. 133 will not have a material impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical base contracts.

   In December 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF 98-10). EITF 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effect of initial application of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle. Because Enron currently records its trading activities at fair value, management believes that the adoption of EITF 98-10 will not have a materially adverse impact on its financial position or results of operations.

FINANCIAL CONDITION

Cash Flows

(In Millions)                 1998      1997      1996

Cash provided by (used in):
   Operating activities     $ 1,640   $   211   $   884
   Investing activities     (3,965)   (2,146)   (1,074)
   Financing activities       2,266     1,849       331

   Net cash provided by operating activities increased $1,429 million in 1998, reflecting positive operating cash flow from Enron's major business segments other than Retail Energy Services, which continued investing in its new business. Operating cash flow in 1998 also included proceeds from sales of interests in energy-related financial assets and cash from timing and other changes related to Enron's commodity portfolio. New investments in merchant assets and investments totaling $721 million partially offset these increases. See Note 4 to the Consolidated Financial Statements. The decrease of $673 million in 1997 was primarily a result of a cash payment of $440 million made in connection with the resolution of the J-Block gas contract.

   Net cash used in investing activities primarily reflects increased capital expenditures and equity investments, which total $3,564 million in 1998, $2,092 million in 1997 and $1,483 million in 1996. See "Capital Expenditures and Equity Investments" below. Partially offsetting these uses of cash were proceeds from the sales of assets totaling $239 million in 1998, $473 million in 1997 and $477 million in 1996. These proceeds were primarily from the sales of liquids assets in 1997 and from the sales of 12 million shares of EOG common stock held by Enron and non-strategic gathering and processing assets in 1996.

   Cash provided by financing activities in 1998 included $875 million from the net issuance of short- and long-term debt, $867 million from the issuance of common stock and $828 million primarily from the sale of a minority interest in a subsidiary (see Note 8 to the Consolidated Financial Statements), partially offset by payments of $414 million for dividends. Cash provided by financing activities in 1997 was generated from net issuances of $1,674 million of short- and long-term debt, $372 million of preferred securities by subsidiary companies and $555 million of subsidiary equity (see Note 8 to the Consolidated Financial Statements). These inflows were partially offset by payments of $354 million for cash dividends and $422 million for treasury stock. Primary cash inflows from financing activities during 1996 included $282 million from the net issuance of short- and long-term debt, $215 million from the issuance of preferred securities by subsidiary companies and $102 million from the issuance of Enron common stock. Cash outflows in 1996 included cash dividend payments of $281 million.

Working Capital
   At December 31, 1998, Enron had a working capital deficit of $174 million. Enron has credit facilities in place to fund working capital requirements. At December 31, 1998, those credit lines provided for up to $3.4 billion of committed and uncommitted credit, of which $149 million was outstanding at December 31, 1998. Certain of the credit agreements contain prefunding covenants. However, such covenants are not expected to restrict Enron's access to funds under these agreements. In addition, Enron sells commercial paper and has agreements to sell trade accounts receivable, thus providing financing to meet seasonal working capital needs. Management believes that the sources of funding described above are sufficient to meet short- and long-term liquidity needs not met by cash flows from operations.

Capital Expenditures and Equity Investments
   Capital expenditures by operating segment are as follows:

                                 1999
(In Millions)                  Estimate   1998     1997     1996

Exploration and Production(a)   $  550   $  690   $  626    $540
Transportation and Distribution    310      310      337     175
Wholesale Energy Operations
 and Services                      410     706       318     136
Retail Energy Services              40       75       36       -
Corporate and Other                300      124       75      13
  Total                         $1,610   $1,905   $1,392    $864

(a) Excludes exploration expenses of $70 million (estimate), $89 million, $75 million and $68 million for 1999, 1998, 1997 and 1996, respectively.

   Capital expenditures increased $513 million in 1998 and $528 million during 1997 as compared to the previous year. During 1998, increased expenditures in Exploration and Production were primarily a result of the acquisition of producing properties in the Gulf of Mexico, and Enron Wholesale expenditures increased primarily related to domestic and international power plant construction. During 1997, increased expenditures in Exploration and Production reflect increased development expenditures in the United States and increased property acquisitions in Canada. Transportation and Distribution expenditures increased due to expansion projects by the interstate natural gas pipelines. Included in Enron Wholesale were send-or-pay payments totaling $63 million in 1998 and $167 million in 1997 related to a transportation agreement in the U.K.

   Cash used for equity investments by the operating segments is as follows:

                                 1999
(In Millions)                  Estimate  1998    1997    1996

Exploration and Production      $   80  $    -   $  -    $  -
Transportation and Distribution    120      27      3       -
Wholesale Energy Operations
 and Services                      600    703     580     511
Retail Energy Services             210       -      -       -
Corporate and Other                120     929    117     108
  Total                         $1,130  $1,659   $700    $619

   Equity investments increased in 1998 as compared to 1997 primarily due to the acquisitions of Elektro and Wessex, net of proceeds from transactions reducing Enron's interest in these investments. See Note 9 to the Consolidated Financial
Statements.

   The level of spending for capital expenditures and equity investments will vary depending upon conditions in the energy markets, related economic conditions and identified opportunities. Management expects that the capital spending program will be funded by a combination of internally generated funds, proceeds from dispositions of selected assets, short- and long-term borrowings and proceeds from the sale of common stock in February 1999.

CAPITALIZATION

   Total capitalization at December 31, 1998 was $17.5 billion. Debt as a percentage of total capitalization decreased to 41.9% at December 31, 1998 as compared to 44.6% at December 31, 1997. The decrease primarily reflects the issuance during 1998 of approximately 17 million shares of common stock and the conversion in late 1998 of 10.5 million Exchangeable Notes into EOG shares held by Enron, partially offset by increased debt and minority interests.

   Enron is a party to certain financial contracts which contain provisions for early settlement in the event of a significant market price decline in which Enron's common stock falls below certain levels (prices ranging from $15 to $37.84 per share) or if the credit ratings for Enron's unsecured, senior long-term debt obligations fall below investment grade. The impact of this early settlement could include the issuance of additional shares of Enron common stock.

   Enron's senior unsecured long-term debt is currently rated BBB+ by Standard & Poor's Corporation and Baa2 by Moody's Investor Services. Enron's continued investment grade status is critical to the success of its wholesale businesses as well as its ability to maintain adequate liquidity. Enron's management believes it will be able to maintain or improve its credit rating.

   In February 1999, Enron issued 13.8 million shares of common stock in a public offering and approximately 3.8 million shares of common stock in connection with the acquisition of certain assets.

   Enron has investments in entities whose functional currency is denominated in Brazilian Reals. Subsequent to December 31, 1998 the exchange rate for Brazilian Reals to the U.S. dollar has declined. As a result, Enron anticipates recording a non-cash foreign currency translation adjustment, reducing shareholders' equity, in the first quarter of 1999. Based on the exchange rate in mid-February, the equity reduction would be approximately $600 million.

Item 7A.  FINANCIAL RISK MANAGEMENT

   Enron Wholesale offers price risk management services primarily related to commodities associated with the energy sector (natural gas, crude oil, natural gas liquids and electricity). These services are provided through a variety of financial instruments including forward contracts, which may involve physical delivery of an energy commodity, swap agreements, which may require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. Interest rate risks and foreign currency risks associated with the fair value of its energy commodities portfolio are managed in this segment using a variety of financial instruments, including financial futures, swaps and options.

   In order to mitigate the risk associated with its merchant investments, Enron actively manages the systematic or market risks inherent in the investments. Using various analytical methods, Enron generally disaggregates and manages the equity index, interest rate and commodity risks embedded in the investments, leaving the specific asset or idiosyncratic risk which is diversified among the investments.

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

Market Risk
   The use of financial instruments by Enron's businesses may expose Enron to market and credit risks resulting from adverse changes in commodity and equity prices, interest rates and foreign exchange rates. For Enron's Wholesale businesses, the major market risks are discussed below:

   Commodity Price Risk. Commodity price risk is a consequence of providing price risk management services to customers as well as owning and operating production facilities. As discussed above, Enron actively manages this risk on a portfolio basis to ensure compliance with Enron's stated risk management policies. Forwards, futures, swaps and options are utilized to manage Enron's consolidated exposure to price fluctuations related to production from its production facilities.

   Interest Rate Risk. Interest rate risk is also a consequence of providing price risk management services to customers and having variable rate debt obligations, as changing interest rates impact the discounted value of future cash flows. Enron utilizes swaps, forwards, futures and options to manage its interest rate risk.

   Foreign Currency Exchange Rate Risk. Foreign currency exchange rate risk is the result of Enron's international operations and price risk management services provided to its worldwide customer base. The primary purpose of Enron's foreign currency hedging activities is to protect against the volatility associated with foreign currency purchase and sale transactions. Enron primarily utilizes forward exchange contracts, futures and purchased options to manage Enron's risk profile.

     Equity Risk. Equity risk arises from the energy assets and investments operations of Enron Wholesale, which provides capital to customers through equity participations in various investment activities. Enron manages this risk by disaggregating the market risks (such as equity index, interest rate and commodity risks) from the individual investments and managing these risks on a portfolio basis through the use of futures, forwards, swaps and options to ensure compliance with Enron's stated risk management policies. The idiosyncratic risk or specific risk is managed on both an individual and portfolio basis within the risk management polices.

   Enron measures the market risk in its investments on a daily basis utilizing value at risk and other methodologies. The quantification of market risk using value at risk provides a consistent measure of risk across diverse energy markets and products. The use of these methodologies requires a number of key assumptions including the selection of a confidence level for expected losses, the holding period for liquidation and the treatment of risks outside the value at risk methodologies, including liquidity risk and event risk. Value at risk represents an estimate of reasonably possible net losses in earnings that would be recognized on its investments assuming hypothetical movements in future market rates and no change in positions. This is not necessarily indicative of actual results which may occur.

Value at Risk
     Enron has performed an entity-wide value at risk analysis of virtually all of Enron's financial assets and liabilities. Enron utilizes value at risk in its daily business to evaluate, measure and manage its overall risk exposure. Value at risk incorporates numerous variables that could impact the fair value of Enron's investments, including commodity prices, interest rates, foreign exchange rates, equity prices and associated volatilities, as well as correlation within and across these variables. Enron's methodology includes the use of delta/gamma approximations for option positions and relies to a certain extent on historical
correlations across commodity groups.   Enron estimates value at
risk commodity, interest rate and foreign exchange exposures using a model based on Monte Carlo simulation of delta/gamma positions which captures a significant portion of the exposure related to option positions. The value at risk for equity exposure discussed above is based on J.P. Morgan's RiskMetricsT approach utilizing historical estimates of volatility and correlation. Both value at risk methods utilize a one-day holding period and a 95% confidence level. Cross-commodity correlations are used as appropriate.

   The use of value at risk models allows management to aggregate risks across the company, compare risk on a consistent basis and identify the drivers of risk. Because of the inherent limitations to value at risk, including the use of delta/gamma approximations to value options, subjectivity in the choice of liquidation period and reliance on historical data to calibrate the models, Enron relies on value at risk as only one component in its risk control process. In addition to using value at risk measures, Enron performs regular stress and scenario analyses to estimate the economic impact of sudden market moves on the value of its portfolios. The results of the stress testing, along with the professional judgment of experienced business and risk managers, are used to supplement the value at risk methodology and capture additional market-related risks, including volatility, liquidity and event, concentration and correlation risks.

   The following table illustrates the value at risk for each component of market risk:

                            December 31,       Year ended December 31, 1998
                                                           High           Low
(In Millions)               1998   1997   Average(a)   Valuation(a)   Valuation(a)

Trading Market Risk:
  Commodity price            $20   $25      $25           $47(b)         $17
  Interest rate                -     -        2             4              -
  Foreign currency
   exchange rate               -     1        2             3              -
  Equity                      12     4        6            12              3

Non-Trading Market Risk(c):
  Commodity price             10     9       13            19              6
  Interest rate                -     -        -             1              -
  Foreign currency
   exchange rate               -     1        -             -              -
  Equity                       -     -        -             -              -

(a) The average values presents a twelve month average of the month end values. The high and low valuations for each market risk component represent the highest and lowest month end value during 1998.
(b) In late June and early July 1998, significant price swings in the U.S. power markets caused Enron's value at risk to increase significantly for a period of less than a month before returning to normal levels.
(c) Includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item.

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

Item 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
         DISCLOSURE

     None.

                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at Enron's Annual Meeting of Shareholders to be held on May 4, 1999 is set forth under the caption entitled
"Election of Directors" in Enron's Proxy Statement, and is incorporated herein by reference.

     The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Current Executive Officers of the Registrant".

     Section 16(a) of the Securities Exchange Act of 1934 requires Enron's executive officers and directors, and persons who own more than 10% of a registered class of Enron's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock
Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Enron believes that during 1998, its executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements, with the exception of one 10% shareholder who did not timely file two reports relating to a total of six transactions, and one executive officer who did not timely file his Form 3 Initial Statement of Beneficial Ownership.

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

Item 11.  EXECUTIVE COMPENSATION

     The information regarding executive compensation is set forth in the Proxy Statement under the captions "Compensation of Directors and Executive Officers - Director Compensation; Executive Compensation; Stock Option Grants During 1998; Aggregated Stock Option/SAR Exercises During 1998 and Stock Option/SAR Values as of December 31, 1998; Long-Term Incentive Plan - Awards in 1998; Retirement and Supplemental Benefit Plans; Severance Plans; Employment Contracts; Certain Transactions; and Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

 (a) Security ownership of certain beneficial owners

     The information regarding security ownership of certain beneficial owners is set forth in the Proxy Statement under the caption "Election of Directors - Security Ownership of Certain Beneficial Owners", and is incorporated herein by reference.

 (b) Security ownership of management

     The information regarding security ownership of management is set forth in the Proxy Statement under the caption "Election of Directors - Stock Ownership of Management and Board of Directors as of February 15, 1999", and is incorporated herein by reference.

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

      *3.08  - Statement of Resolutions
               Establishing A Series of Preferred Stock of
               Enron Corp. - Mandatorily Convertible Single
               Reset Preferred Stock, Series A (Exhibit 4.01 to Enron's Form 8-K filed on January 26,
               1999).

      *3.09  - Statement of Resolutions
               Establishing A Series of Preferred Stock of
               Enron Corp. - Mandatorily Convertible Single
               Reset Preferred Stock, Series B (Exhibit 4.02 to Enron's Form 8-K filed on January 26,
               1999).

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


     Executive Compensation Plans and Arrangements Filed as
     Exhibits Pursuant to Item 14(c) of Form 10-K:  Exhibits
     10.01 through 10.43

     *10.01  - Enron Executive Supplemental
               Survivor Benefits Plan, effective January 1,
               1987 (Exhibit 10.01 to Enron Form 10-K for
               1992).

    *10.02  -  First Amendment to Enron
               Executive Supplemental Survivor Benefits Plan
               (Exhibit 10.02 to Enron Form 10-K for 1995).

     *10.03  - Enron Corp. 1988 Stock Plan
               (Exhibit 4.3 to Form S-8 Registration
               Statement No. 33-27893).

     *10.04  - Second Amendment to Enron Corp.
               1988 Stock Plan (Exhibit 10.04 to Enron Form
               10-K for 1996).

     *10.05  - Enron Corp. 1988 Deferral Plan
               (Exhibit 10.19 to Enron Form 10-K for 1987).

     *10.06  - First Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.06 to Enron Form 10-K for 1995).

     *10.07  - Second Amendment to Enron Corp.
               1988 Deferral Plan (Exhibit 10.07 to Enron
               Form 10-K for 1995).

     *10.08  - Third Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.09 to Enron Form 10-K for 1996).

     *10.09  - Fourth Amendment to Enron Corp.
               1988 Deferral Plan (Exhibit 10.10 to Enron
               Form 10-K for 1996).

     *10.10  - Fifth Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.11 to Enron Form 10-K for 1996).

     *10.11  - Enron Corp. 1991 Stock Plan
               (Exhibit 10.08 to Enron Form 10-K for 1991).

     *10.12  - Amended and Restated Enron Corp.
               1991 Stock Plan (Exhibit A to Enron Proxy
               Statement filed pursuant to Section 14(a) on March 24, 1997).

     *10.13  - First Amendment to Enron Corp.
               Amended and Restated 1991 Stock Plan (Exhibit
               10.13 to Enron Form 10-K for 1997).

     *10.14  - Second Amendment to Enron Corp.
               Amended and Restated 1991 Stock Plan (Exhibit
               10.14 to Enron Form 10-K for 1997).

     *10.15  - Enron Corp. 1992 Deferral Plan
               (Exhibit 10.09 to Enron Form 10-K for 1991).

     *10.16  - First Amendment to Enron Corp. 1992
               Deferral Plan (Exhibit 10.10 to Enron Form 10-K for 1995).

     *10.17  - Second Amendment to Enron Corp.
               1992 Deferral Plan (Exhibit 10.11 to Enron
               Form 10-K for 1995).

     *10.18  - Enron Corp. Directors' Deferred
               Income Plan (Exhibit 10.09 to Enron Form 10-K for 1992).

     *10.19  - Split Dollar Life Insurance
               Agreement between Enron and the KLL and LPL
               Family Partnership, Ltd., dated April 22,
               1994 (Exhibit 10.17 to Enron Form 10-K for
               1994).

     *10.20  - Employment Agreement between Enron
               Corp. and Kenneth L. Lay, executed December
               18, 1996 (Exhibit 10.25 to Enron Form 10-K for 1996).

     *10.21  - Consulting Services Agreement
               between Enron and John A. Urquhart dated
               August 1, 1991 (Exhibit 10.23 to Enron Form
               10-K for 1991).

     *10.22  - First Amendment to Consulting
               Services Agreement between Enron and John A.
               Urquhart, dated August 27, 1992 (Exhibit
               10.25 to Enron Form 10-K for 1992).

     *10.23  - Second and Third Amendments to
               Consulting Services Agreement between Enron and John A. Urquhart, dated November 24, 1992 and February 26, 1993, respectively (Exhibit
               10.26 to Enron Form 10-K for 1992).

     *10.24  - Fourth Amendment to Consulting
               Services Agreement between Enron and John A.
               Urquhart dated as of May 9, 1994 (Exhibit
               10.35 to Enron Form 10-K for 1995).

     *10.25  - Fifth Amendment to Consulting
               Services Agreement between Enron and John A.
               Urquhart (Exhibit 10.36 to Enron Form 10-K for 1995).

     *10.26  - Sixth Amendment to Consulting
               Services Agreement between Enron and John A.
               Urquhart (Exhibit 10.37 to Enron Form 10-K for 1995).

     *10.27  - Seventh Amendment to Consulting
               Services Agreement between Enron and John A.
               Urquhart, dated October 27, 1997 (Exhibit
               10.27 to Enron Form 10-K for 1997).

      10.28  - Eighth Amendment to Consulting
               Services Agreement between Enron and John A.
               Urquhart, dated May 27, 1998.

      10.29  - Ninth Amendment to Consulting
               Services Agreement between Enron and John A.
               Urquhart, dated December 31, 1998.

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

     *10.33  - First Amendment to Enron Corp.
               Performance Unit Plan (Exhibit 10.46 to Enron
               Form 10-K for 1995).

     *10.34  - Enron Corp. Restated 1994 Deferral
               Plan (Exhibit 4.3 to Enron Form S-8
               Registration Statement, File No. 333-48193).

     *10.35  - Employment Agreement between Enron
               Capital Trade & Resources Corp. and Jeffrey
               K. Skilling, dated January 1, 1996 (Exhibit
               10.63 to Enron Form 10-K for 1996).

     *10.36  - First Amendment effective January
               1, 1997, by and among Enron Corp., Enron
               Capital & Trade Resources Corp., and Jeffrey
               K. Skilling, amending Employment Agreement between Enron Capital & Trade Resources Corp. and Jeffrey K. Skilling dated January 1, 1996 (Exhibit 10.64 to Enron Form 10-K for 1996).

     *10.37  - Split Dollar Agreement between
               Enron and Jeffrey K. Skilling dated May 23,
               1997 (Exhibit 10.41 to Enron Form 10-K for
               1997).

     *10.38  - Second Amendment effective October
               13, 1997, to Employment Agreement between
               Enron Corp. and Jeffrey K. Skilling (Exhibit
               10.42 to Enron Form 10-K for 1997).

     *10.39  - Loan Agreement effective October
               13, 1997, between Enron Corp. and Jeffrey K.
               Skilling (Exhibit 10.43 to Enron Form 10-K for 1997).

     *10.40  - Employment Agreement dated July 20,
               1996 (effective July 1, 1997) between Enron and Ken L. Harrison (Exhibit 10.1 to Post-
               Effective Amendment No. 1 to Enron's
               Registration Statement on Form S-4, File No.
               333-13791).

      10.41  - Executive Employment Agreement
               between Enron Corp. and Rebecca P. Mark, effective May 4, 1998.

      10.42  - Executive Employment Agreement
               between Enron Corp. and Joseph W. Sutton, effective June 23, 1998.

      10.43  - Executive Employment Agreement
               between Enron Corp. and Kenneth D. Rice, effective June 1, 1998.

      12     - Statement re computation of ratios
               of earnings to fixed charges.


      21     - Subsidiaries of registrant.

      23.01  - Consent of Arthur Andersen LLP.

      23.02  - Consent of DeGolyer and
               MacNaughton.

      23.03  - Letter Report of DeGolyer and
               MacNaughton dated January 11, 1999.

      24     - Powers of Attorney for the
               directors signing this Form 10-K.

      27     - Financial Data Schedule.


* Asterisk indicates exhibits incorporated by reference.

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed October 16, 1998, as amended by Form 8-K/A filed on November 6, 1998.

     Current Report on Form 8-K filed March 18, 1999.

                 INDEX TO FINANCIAL STATEMENTS

                          ENRON CORP.

                                                           Page No.

Consolidated Financial Statements



  Report of Independent Public Accountants                   F-2

  Consolidated Income Statement and Consolidated Statement
  of Comprehensive Income for the years ended December 31,
  1998, 1997 and 1996                                        F-3

  Consolidated Balance Sheet as of December 31, 1998 and
  1997                                                       F-4

  Consolidated Statement of Cash Flows for the years
  ended December 31, 1998, 1997 and 1996                     F-6

  Consolidated Statement of Changes in Shareholders'
  Equity Accounts for the years ended December 31,
  1998, 1997 and 1996                                        F-7

  Notes to the Consolidated Financial Statements             F-8

Financial Statements Schedule

  Report of Independent Public Accountants on
  Financial Statement Schedule                               S-1

  Schedule II  -  Valuation and Qualifying Accounts          S-2


  Other financial statement schedules have been omitted because they are inapplicable or the information required therein is included elsewhere in the financial statements or notes thereto.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Enron Corp.:

   We have audited the accompanying consolidated balance sheet of Enron Corp. (an Oregon corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of Enron Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





                         Arthur Andersen LLP

Houston, Texas
March 5, 1999

                  ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED INCOME STATEMENT

                                               Year Ended December 31,
(In Millions, except Per Share Amounts)        1998      1997      1996

Revenues
  Natural gas and other products             $13,276   $13,211   $11,157
  Electricity                                 13,939     5,101       980
  Transportation                                 627       652       707
  Other                                        3,418     1,309       445
     Total Revenues                           31,260    20,273    13,289
Costs and Expenses
  Cost of gas, electricity and
   other products                             26,381    17,311    10,478
  Operating expenses                           2,352     1,406     1,421
  Oil and gas exploration expenses               121       102        89
  Depreciation, depletion and
   amortization                                  827       600       474
  Taxes, other than income taxes                 201       164       137
  Contract restructuring charge                    -       675         -
     Total Costs and Expenses                 29,882    20,258    12,599
Operating Income                               1,378        15       690
Other Income and Deductions
  Equity in earnings of unconsolidated
   affiliates                                     97       216       215
  Gains on sales of assets and investments        56       186       274
  Other income, net                               51       148        59
Income Before Interest, Minority
 Interests and Income Taxes                    1,582       565     1,238
Interest and Related Charges, net                550       401       274
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                       77        69        34
Minority Interests                                77        80        75
Income Tax Expense (Benefit)                     175       (90)      271
Net Income                                       703       105       584
Preferred Stock Dividends                         17        17        16
Earnings on Common Stock                     $   686   $    88   $   568
Earnings Per Share of Common Stock
  Basic                                      $  2.14   $  0.32   $  2.31
  Diluted                                    $  2.02   $  0.32   $  2.16
Average Number of Common Shares Used
 in Computation
  Basic                                          321       272       246
  Diluted                                        348       277       270


                  ENRON CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                               Year Ended December 31,
(In Millions)                                  1998      1997      1996

Earnings on Common Stock                     $   686   $    88   $   568
Other comprehensive income:
  Foreign currency translation adjustment        (14)      (21)       26
Total Comprehensive Income                   $   672   $    67   $   594

The accompanying notes are an integral part of these consolidated financial statements.


                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                                                  December 31,
(In Millions)                                  1998         1997

ASSETS
Current Assets
  Cash and cash equivalents                  $   111     $   170
  Trade receivables (net of allowance
   for doubtful accounts of $14 and
   $11, respectively)                          2,060       1,372
  Other receivables                              833         454
  Assets from price risk management
   activities                                  1,904       1,346
  Inventories                                    514         136
  Other                                          511         635
     Total Current Assets                      5,933       4,113

Investments and Other Assets
  Investments in and advances to
   unconsolidated affiliates                   4,433       2,656
  Assets from price risk management
   activities                                  1,941       1,038
  Goodwill                                     1,949       1,910
  Other                                        4,437       3,665
     Total Investments and Other Assets       12,760       9,269

Property, Plant and Equipment, at cost
  Exploration and Production, successful
   efforts method                              4,814       4,291
  Transportation and Distribution              5,481       5,279
  Wholesale Energy Operations and Services     4,858       3,879
  Retail Energy Services                         141          44
  Corporate and Other                            498         249
                                              15,792      13,742
  Less accumulated depreciation,
   depletion and amortization                  5,135       4,572
     Property, Plant and Equipment, net       10,657       9,170

Total Assets                                 $29,350     $22,552

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                                                 December 31,
(In Millions, except Shares)                  1998         1997

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                           $ 2,380     $ 1,794
  Liabilities from price risk
   management activities                       2,511       1,245
  Other                                        1,216         817
     Total Current Liabilities                 6,107       3,856

Long-Term Debt                                 7,357       6,254

Deferred Credits and Other Liabilities
  Deferred income taxes                        2,357       2,039
  Liabilities from price risk
   management activities                       1,421         876
  Other                                        1,916       1,769
     Total Deferred Credits and
      Other Liabilities                        5,694       4,684
Commitments and Contingencies
 (Notes 3, 13, 14 and 15)
Minority Interests                             2,143       1,147

Company-Obligated Preferred Securities
 of Subsidiaries                               1,001         993

Shareholders' Equity
  Second preferred stock, cumulative, no par
   value, 1,370,000 shares authorized,
   1,319,848 shares and 1,337,645 shares of
   Cumulative Second Preferred Convertible
   Stock issued, respectively                    132         134
  Common stock, no par value, 600,000,000
   shares authorized, 335,547,276 shares
   and 318,297,276 shares issued,
   respectively                                5,117       4,224
  Retained earnings                            2,226       1,852
  Accumulated other comprehensive income        (162)       (148)
  Common stock held in treasury, 4,666,661
   shares and 7,050,965 shares,
   respectively                                 (195)       (269)
  Other                                          (70)       (175)
     Total Shareholders' Equity                7,048       5,618

Total Liabilities and Shareholders' Equity   $29,350     $22,552

The accompanying notes are an integral part of these consolidated financial statements.

                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Year Ended December 31,
(In Millions)                                  1998      1997      1996

Cash Flows From Operating Activities
Reconciliation of net income to net
 cash provided by operating activities
  Net income                                 $   703   $   105   $   584
  Depreciation, depletion and amortization       827       600       474
  Oil and gas exploration expenses               121       102        89
  Deferred income taxes                           87      (174)      207
  Gains on sales of assets and investments       (82)     (195)     (274)
  Changes in components of working
   capital                                      (233)      (65)      142
  Net assets from price risk management
   activities                                    350       201        15
  Merchant assets and investments:
     Realized gains on sales                    (628)     (136)        -
     Proceeds from sales                       1,434       339         -
     Additions                                  (721)     (308)     (192)
  Other operating activities                    (218)     (258)     (161)
Net Cash Provided by Operating
 Activities                                    1,640       211       884
Cash Flows From Investing Activities
  Capital expenditures                        (1,905)   (1,392)     (864)
  Equity investments                          (1,659)     (700)     (619)
  Proceeds from sales of investments and
   other assets                                  239       473       477
  Acquisition of subsidiary stock               (180)        -         -
  Business acquisitions, net of cash acquired
   (see Note 2)                                 (104)      (82)        -
  Other investing activities                    (356)     (445)      (68)
Net Cash Used in Investing Activities         (3,965)   (2,146)   (1,074)
Cash Flows From Financing Activities
  Issuance of long-term debt                   1,903     1,817       359
  Repayment of long-term debt                   (870)     (607)     (294)
  Net increase (decrease) in short-term
   borrowings                                   (158)      464       217
  Issuance of company-obligated preferred
   securities of subsidiaries                      8       372       215
  Issuance of common stock                       867         -       102
  Issuance of subsidiary equity                  828       555         -
  Dividends paid                                (414)     (354)     (281)
  Net (acquisition) disposition of
   treasury stock                                 13      (422)        5
  Other financing activities                      89        24         8
Net Cash Provided by Financing Activities      2,266     1,849       331
Increase (Decrease) in Cash and Cash
 Equivalents                                     (59)      (86)      141
Cash and Cash Equivalents, Beginning
 of Year                                         170       256       115
Cash and Cash Equivalents, End of Year       $   111   $   170   $   256

Changes in Components of Working Capital
  Receivables                                $(1,055)  $   351   $  (678)
  Inventories                                   (372)       63       (53)
  Payables                                       433      (366)      870
  Other                                          761      (113)        3
     Total                                   $  (233)  $   (65)  $   142

The accompanying notes are an integral part of these consolidated financial statements.

                       ENRON CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In Millions, except Per Share                    1998               1997               1996
 Amounts; Shares in Thousands)              Shares    Amount   Shares    Amount   Shares    Amount

Cumulative Second Preferred
 Convertible Stock
  Balance, beginning of year                  1,338   $  134     1,371   $  137     1,375   $  138
  Exchange of common stock
   for convertible preferred stock              (18)      (2)      (33)      (3)       (4)      (1)
  Balance, end of year                        1,320   $  132     1,338   $  134     1,371   $  137
Common Stock
  Balance, beginning of year                318,297   $4,224   255,945   $   26   253,860   $   25
  Exchange of common stock
   for convertible preferred stock                -       (7)      382        -        19        -
  Issuances related to benefit
   and dividend reinvestment plans                -       45         -       (3)        -        -
  Sales of common stock                      17,250      836         -        -     2,066        1
  Issuances of common stock in business
   acquisitions (see Note 2)                      -        -    61,970    2,281         -        -
  Issuance of no par stock in
   reincorporation merger                         -        -         -    1,881         -        -
  Other                                           -       19         -       39         -        -
  Balance, end of year                      335,547   $5,117   318,297   $4,224   255,945   $   26
Additional Paid-in Capital
  Balance, beginning of year                          $    -             $1,870             $1,791
  Exchange of common stock
   for convertible preferred stock                         -                  1                 (1)
  Issuances related to benefit
   and dividend reinvestment plans                         -                 (9)               (16)
  Sales of common stock                                    -                 18                109
  Issuance of no par stock in
   reincorporation merger                                  -             (1,881)                 -
  Other                                                    -                  1                (13)
  Balance, end of year                                $    -             $    -             $1,870
Retained Earnings
  Balance, beginning of year                          $1,852             $2,007             $1,651
  Net income                                             703                105                584
  Cash dividends
     Common stock ($0.9625, $0.9125 and
      $0.8625 per share in 1998,
      1997 and 1996, respectively)                      (312)              (243)              (212)
     Preferred stock ($13.1402, $12.4584,
      and $11.7750 per share in 1998,
      1997 and 1996, respectively)                       (17)               (17)               (16)
  Balance, end of year                                $2,226             $1,852             $2,007
Accumulated Other Comprehensive Income -
 Cumulative Foreign Currency
 Translation Adjustment
  Balance, beginning of year                          $ (148)            $ (127)            $ (153)
  Translation adjustments                                (14)               (21)                26
  Balance, end of year                                $ (162)            $ (148)            $ (127)
Treasury Stock
  Balance, beginning of year                 (7,051)  $ (269)     (821)  $  (30)   (2,618)  $  (93)
  Shares acquired                            (1,118)     (61)   (9,790)    (374)   (2,226)     (85)
  Exchange of common stock
   for convertible preferred stock              243        9        70        3        46        2
  Issuances related to benefit
   and dividend reinvestment plans            3,213      124     2,838      106     2,249       81
  Sales of treasury stock                         -        -         -        -     1,728       65
  Issuances of treasury stock in
   business acquisitions (see Note 2)            46        2       652       26         -        -
  Balance, end of year                       (4,667)  $ (195)   (7,051)  $ (269)     (821)  $  (30)
Other
  Balance, beginning of year                          $ (175)            $ (160)            $ (194)
  Issuances related to benefit
   and dividend reinvestment plans                       105                (15)                34
  Balance, end of year                                $  (70)            $ (175)            $ (160)
Total Shareholders' Equity                            $7,048             $5,618             $3,723

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

   Inventories. Inventories consist primarily of commodities, priced at market.

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

   Income Taxes. Enron accounts for income taxes using an asset and liability approach under which deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 5).

   Earnings Per Share. Basic earnings per share is computed based upon the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares plus the assumed issuance of common shares for all potentially dilutive securities. See Note 11 for additional information and a reconciliation of the basic and diluted earnings per share computations.

   Accounting for Price Risk Management. Enron engages in price risk management activities for both trading and non-trading purposes. Financial instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options and other financial instruments with third parties are reflected at market value, net of future physical delivery related costs, and are shown as "Assets and Liabilities From Price Risk Management Activities" in the Consolidated Balance Sheet. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are recognized as "Other Revenues." Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Enron's position in an orderly manner over a reasonable period of time under present market conditions.

   Financial instruments are also utilized for non-trading purposes to hedge the impact of market fluctuations on assets, liabilities, production and other contractual commitments. Hedge accounting is utilized in non-trading activities when there is a high degree of correlation between price movements in the derivative and the item designated as being hedged. In instances where the anticipated correlation of price movements does not occur, hedge accounting is terminated and future changes in the value of the financial instruments are recognized as gains or losses. If the hedged item is sold, the value of the financial instrument is recognized in income. Gains and losses on financial instruments used for hedging purposes are recognized in the Consolidated Income Statement in the same manner as the hedged item.

   The cash flow impact of financial instruments is reflected as cash flows from operating activities in the Consolidated
Statement of Cash Flows.  See Note 3 for further discussion of
Enron's price risk management activities.

   Accounting for Oil and Gas Producing Activities. Enron accounts for oil and gas exploration and production activities under the successful efforts method of accounting. All development wells and related production equipment and lease acquisition costs are capitalized when incurred. Unproved properties are assessed regularly and any impairment in value is recognized. Lease rentals and exploration costs, other than the costs of drilling exploratory wells, are expensed as incurred. Unsuccessful exploratory wells are expensed when determined to be non-productive.

   Gains and losses associated with the sale of natural gas and crude oil reserves in place with related assets are classified as "Other Revenues" in the Consolidated Income Statement.

   Exploration costs and dry hole costs are included in the Consolidated Statement of Cash Flows as investing activities.

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

   In the first quarter of 1999, Enron will adopt the AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that all start-up costs be expensed as incurred. Certain costs which are currently classified as development costs will qualify as start-up costs under SOP 98-5. Although Enron continues to evaluate the impact of adopting SOP 98-5, it expects to recognize an after-tax charge of approximately $130 million in the first quarter of 1999. The cumulative effect of this accounting change will be reflected net of tax as a separate line item in the Consolidated Income Statement.

   Development revenue results from development fees, recognized when realizable under the development agreement; long-term construction contracts, recognized using the percentage-of-completion method; and the operation and ownership of various projects. Proceeds from the sale of all or part of Enron's investment in development projects are recognized as revenues at the time of sale to the extent that such sales proceeds exceed the proportionate carrying amount of the investment. See Note 4.

   Environmental Expenditures. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.

   Computer Software. Enron's accounting policy for the costs of computer software (all of which is for internal use only) is to capitalize direct costs of materials and services consumed in developing or obtaining software, including payroll and payroll-related costs for employees who are directly associated with and who devote time to the software project. Costs may begin to be capitalized once the application development stage has begun.
All other costs are expensed as incurred. Enron amortizes the costs on a straight-line basis over the useful life of the software. Impairment is evaluated based on changes in the expected usefulness of the software. At December 31, 1998, Enron has capitalized $189 million of software costs covering numerous systems, including trading and settlement, billing and payroll systems and upgrades.

   Investments in Unconsolidated Affiliates. Investments in unconsolidated affiliates are accounted for by the equity method, except for certain equity investments resulting from Enron's merchant investment activities which are included at market value in "Other Investments" in the Consolidated Balance Sheet. Where acquired assets are accounted for under the equity method based on temporary control, earnings or losses related to the investments to be sold are deferred until the time of the sale. See Notes 4 and 9.

   Foreign Currency Translation. For international subsidiaries, asset and liability accounts are translated at year-end rates of exchange and revenue and expenses are translated at average exchange rates prevailing during the year. For subsidiaries whose functional currency is deemed to be other than the U.S. dollar, translation adjustments are included as a separate component of other comprehensive income and shareholders' equity. Currency transaction gains and losses are recorded in income.

   Recently Issued Accounting Pronouncements. In 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and the Emerging Issues Task Force reached a consensus on Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF 98-10).

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

   SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance, however, SFAS No. 133 cannot be applied retroactively. Enron has not yet determined the timing of adoption of SFAS No. 133. Enron believes that SFAS No. 133 will not have a material impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical base contracts.

   EITF 98-10 is effective for fiscal years beginning after December 15, 1998 and requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The effect of initial application of EITF 98-10 will be reported as a cumulative effect of a change in accounting principle. Because Enron currently records its trading activities at fair value, management believes that the adoption of EITF 98-10 will not have a materially adverse impact on its financial position or results of operations.

   Reclassifications. Certain reclassifications have been made to the consolidated financial statements for prior years to conform with the current presentation.

2  BUSINESS ACQUISITIONS

   Effective July 1, 1997, Enron merged with Portland General Corporation (PGC) in a stock-for-stock transaction. Enron issued approximately 50.5 million common shares, valued at $36.88 per share, to shareholders of PGC in a ratio of 0.9825 share of Enron common stock for each share of PGC common stock, and assumed PGC's outstanding debt of approximately $1.1 billion.

   On November 18, 1997, Enron acquired the minority interest in Enron Global Power & Pipelines L.L.C. (EPP) in a stock-for-stock transaction. Enron issued approximately 11.5 million common shares, valued at $36.09 per share, to shareholders of EPP in a ratio of 0.9189 share of Enron common stock for each EPP share held by the minority shareholders. Additionally, during 1998 and 1997, Enron acquired renewable energy, telecommunications and energy management businesses for cash, Enron and subsidiary stock and notes.

   Enron has accounted for these acquisitions using the purchase method of accounting as of the effective date of each transaction. Accordingly, the purchase price of each transaction has been allocated to the assets and liabilities acquired based upon the estimated fair value of those assets and liabilities as of the acquisition date. The excess of the aggregate purchase price over estimated fair value of the net assets acquired has been reflected as goodwill in the Consolidated Balance Sheet and is being amortized on a straight-line basis over 5 to 40 years. Assets acquired, liabilities assumed and consideration paid as a result of businesses acquired were as follows:

(In Millions)                                     1998      1997

Fair value of assets acquired, other than cash   $ 269     $3,829
Goodwill                                            94      1,847
Fair value of liabilities assumed                 (259)    (3,235)
Common stock of Enron and subsidiary issued          -     (2,359)
Net cash paid                                    $ 104    $    82

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

   During 1998, Enron, through wholly-owned subsidiaries, acquired Elektro-Eletricidades e Servicos S.A. (Elektro), Wessex Water Plc (Wessex) and assets related to The ICI Group's Teesside utilities and services business (the ICI assets) in separate cash transactions. These acquisitions are being accounted for using the equity method (see Note 9).

3  PRICE RISK MANAGEMENT AND FINANCIAL INSTRUMENTS

   Trading Activities. Enron, through its Wholesale Energy Operations and Services segment (Enron Wholesale), offers price risk management services to energy-related businesses through a variety of financial and other instruments including forward contracts involving physical delivery of an energy commodity, swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. Interest rate risks and foreign currency risks associated with the fair value of the energy commodities portfolio are managed using a variety of financial instruments, including financial futures.

   Notional Amounts and Terms. The notional amounts and terms of these financial instruments at December 31, 1998 are shown below
(volumes in trillions of British thermal units equivalent
(TBtue), dollars in millions):

                        Fixed Price   Fixed Price      Maximum
                           Payor       Receiver     Terms in years

Commodities
  Natural gas              6,694        5,989             25
  Crude oil and liquids    5,545        5,001             11
  Electricity              1,162        1,782             26
  Other                      583          893             10
Financial products
  Interest rate(a)        $6,574       $5,766             24
  Foreign currency         2,719        2,699             17
Equity investments         2,633          363             17

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

   Enron Wholesale includes sales and purchase commitments associated with commodity contracts based on market prices totaling 6,047 TBtue, with terms extending up to 22 years.

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

   The volumetric weighted average maturity of Enron's fixed price portfolio as of December 31, 1998 was approximately 2.6 years.

   Fair Value. The fair value of the financial instruments related to price risk management activities as of December 31, 1998, which include energy commodities and the related foreign currency and interest rate instruments, and the average fair value of those instruments held during the year are set forth below:

                                               Average Fair Value
                             Fair Value        for the Year Ended
                           as of 12/31/98          12/31/98(a)
(In Millions)           Assets   Liabilities   Assets   Liabilities

Natural gas             $2,294     $1,876      $2,328     $1,728
Crude oil and liquids    1,053      1,470         731        764
Electricity                600        396         654        517
Other commodities          162        119         269        193
Equity                      61         71          88         32
  Total                 $4,170     $3,932      $4,070     $3,234

(a) Computed using the ending balance at each month end.

   The income before interest, taxes and certain unallocated expenses arising from price risk management activities for 1998 was $414 million.

   Credit Risk. In conjunction with the valuation of its financial instruments, Enron provides reserves for risks associated with such activity, including credit risk. Credit risk relates to the risk of loss that Enron would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Enron maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. The counterparties associated with assets from price risk management activities as of December 31, 1998 and 1997 are summarized as follows:

                                     1998                1997
                             Investment          Investment
(In Millions)                 Grade(a)   Total    Grade(a)   Total

Gas and electric utilities    $1,181    $1,251    $  637    $  676
Energy marketers                 684       795       324       481
Financial institutions           505       505       413       416
Independent power producers      416       613       283       436
Oil and gas producers            365       549       280       435
Industrials                      229       341        59       106
Other                            101       116       118       116
  Total                       $3,481     4,170    $2,114     2,666
Credit and other reserves                 (325)               (282)
  Assets from price risk
   management activities(b)             $3,845              $2,384

(a) "Investment Grade" is primarily determined using publicly available credit ratings along with consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interests, including oil and gas reserves. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively.
(b) Two and one customers' exposures at December 31, 1998 and 1997, respectively, comprise greater than 5% of Assets From Price Risk Management Activities. All are included above as Investment Grade.

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

   Energy Commodity Price Swaps. At December 31, 1998, Enron was a party to energy commodity price swaps covering 156 TBtu, 4 TBtu and 56 TBtu of natural gas for the years 1999, 2000 and the period 2001 through 2006, respectively, and 1.8 million barrels of crude oil for the year 1999.

   Interest Rate Swaps. At December 31, 1998, Enron had entered into interest rate swap agreements with a notional principal amount of $4.0 billion to manage interest rate exposure. These swap agreements are scheduled to terminate $0.6 billion in 1999 and $3.4 billion in the period 2000 through 2014.

   Foreign Currency Contracts. At December 31, 1998, foreign currency contracts with a notional principal amount of $0.8 billion were outstanding. Such contracts will expire in the period 2000 through 2009.

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

   Financial Instruments. The carrying amounts and estimated fair values of Enron's financial instruments, excluding trading activities which are marked to market, at December 31, 1998 and 1997 were as follows:

                                    1998                  1997
                             Carrying  Estimated   Carrying  Estimated
(In Millions)                 Amount   Fair Value   Amount   Fair Value

Long-term debt (Note 7)       $7,357     $7,624     $6,254     $6,501
Company-obligated preferred
 securities of subsidiaries
 (Note 10)                     1,001      1,019        993      1,024
Energy commodity price swaps       -         (5)         -        (31)
Interest rate swaps                -         12          -         13
Foreign currency contracts         -          1          -          -

   Enron uses the following methods and assumptions in estimating fair values: (a) long-term debt - the carrying amount of variable-rate debt approximates fair value, the fair value of marketable debt is based on quoted market prices, and the fair value of other debt is based on the discounted present value of cash flows using Enron's current borrowing rates; (b) Company-obligated preferred securities of subsidiaries - the fair value is based on quoted market prices, where available, or based on the discounted present value of cash flows using Enron's current borrowing rates if not publicly traded; and (c) energy commodity price swaps, interest rate swaps and foreign currency contracts - estimated fair values have been determined using available market data and valuation methodologies. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

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

4  MERCHANT ACTIVITIES

   Merchant Investments. Through the Enron Wholesale segment, Enron provides capital primarily to energy-related businesses seeking debt or equity financing. The investments made by Enron include public and private equity, debt, production payments and interests in limited partnerships. These investments are managed as a group, by disaggregating the market risks embedded in the individual investments and managing them on a portfolio basis, utilizing public equities, equity indices and commodities as hedges of specific industry groups and interest rate swaps as hedges of interest rate exposure, to reduce Enron's exposure to overall market volatility. The specific investment or idiosyncratic risks which remain are then managed and monitored within the Enron risk management policies.

   As part of its complement of services, and to add value to its investments, Enron may have involvement with the investees' business, including representation on the board of directors and providing risk management products and services to the business.

   The investments are recorded at market value in "Other Assets" on the Consolidated Balance Sheet, with fair value adjustments reflected in "Other Revenues" on the Consolidated Income Statement. The valuation methodologies utilize market values of publicly-traded securities, independent appraisals and cash flow analyses.

   Merchant Assets. Also included in Enron's wholesale business are investments in merchant energy assets such as power plants, natural gas pipelines and local gas and electric distribution companies, primarily held through equity investments. Some of these assets were developed and constructed by Enron, which may also operate the facility for the joint venture. From time to time, Enron sells interests in these energy-related financial assets. Some of these sales are completed in securitizations, in which Enron retains certain interests through swaps associated with the underlying assets. Such swaps are adjusted to fair value using quoted market prices, if available, or estimated fair value based on management's best estimate of the present value of future cash flow. These swaps are included in Price Risk Management activities. See Note 3.

   For the years ended December 31, 1998 and 1997, respectively, pre-tax gains from sales of merchant assets and investments totaling $628 million and $136 million are included in "Other Revenues," and proceeds were $1,434 million and $339 million.

   An analysis of the composition of Enron's wholesale merchant investments and energy assets at December 31, 1998 and 1997 is as follows:

                                              December 31,
(In Millions)                                 1998     1997

Merchant Investments
  Held directly by Enron
     Oil and gas exploration and
      production                             $  279   $  147
     Energy-intensive industries                331      139
     Natural gas transportation                 132      131
     Other                                      334       80
                                              1,076      497
  Held through unconsolidated affiliates(a)
     Oil and gas exploration and
      production                                610      553
     Oil services                               123       68
     Other                                       50        -
                                                783      621
                                              1,859    1,118

Merchant Assets
  Independent power plants                      148      401
  Natural gas transportation                     38       31
  Other                                           -       46
                                                186      478

Total                                        $2,045   $1,596

(a) Amounts represent Enron's interests.

5  INCOME TAXES

   The components of income before income taxes are as follows:

(In Millions)                  1998    1997   1996

United States                  $197    $96    $551
Foreign                         681    (81)    304
                               $878    $15    $855

   Total income tax expense (benefit) is summarized as follows:

(In Millions)                  1998     1997   1996

Payable currently -
  Federal                      $ 30    $  29   $ 16
  State                           8        9     11
  Foreign                        50       46     37
                                 88       84     64
Payment deferred -
  Federal                       (14)     (39)   174
  State                          11      (42)    (1)
  Foreign                        90      (93)    34
                                 87     (174)   207
Total income tax expense
 (benefit)                     $175    $ (90)  $271

   The differences between taxes computed at the U.S. federal statutory tax rate and Enron's effective income tax rate are as follows:

(In Millions, except Percentages)         1998         1997          1996

Statutory federal income tax provision    35.0%   $  5      35.0%    35.0%
Net state income taxes                     1.7     (21)   (140.0)     0.8
Tight gas sands tax credit                (1.4)    (12)    (80.0)    (1.8)
Equity earnings                           (4.3)    (38)   (253.3)    (3.3)
Minority interest                          0.8      28     186.7      3.1
Assets and stock sale differences        (14.2)    (79)   (526.7)     1.8
Cash value in life insurance              (1.1)     (7)    (46.7)    (3.2)
Goodwill amortization                      2.0       9      60.0        -
Other                                      1.5      25     166.7     (0.7)
                                          20.0%   $(90)   (598.3)%   31.7%

   The principal components of Enron's net deferred income tax liability are as follows:

                                                    December 31,
(In Millions)                                     1998       1997

Deferred income tax assets -
  Alternative minimum tax credit carryforward    $  238     $ 247
  Net operating loss carryforward                   605       361
  Other                                             111       218
                                                    954       826
Deferred income tax liabilities -
  Depreciation, depletion and amortization        1,940     2,036
  Price risk management activities                  645       457
  Other                                             700       588
                                                  3,285     3,081
Net deferred income tax liabilities(a)           $2,331    $2,255

(a) Includes $(26) million and $216 million in other current liabilities for 1998 and 1997, respectively.

   Enron has an alternative minimum tax (AMT) credit carryforward of approximately $238 million which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carryforward period.

   Enron has a federal consolidated net operating loss carryforward for tax purposes of approximately $1.4 billion, which will begin to expire in 2011. Enron has a net operating loss carryforward applicable to non-U.S. subsidiaries of approximately $353 million of which $237 million can be carried forward indefinitely. The remaining $116 million will begin to expire in 2002 but is projected to be utilized before its expiration period. The benefits of the domestic and foreign net operating losses have been recognized as deferred tax assets.

   U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted to the U.S. Foreign subsidiaries' cumulative undistributed earnings of approximately $840 million are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided thereon. In the event of a distribution of those earnings in the form of dividends, Enron may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

6  SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes and interest expense, including fees incurred on sales of accounts receivable, is as follows:

(In Millions)                            1998      1997      1996

Income taxes (net of refunds)            $ 73      $ 68      $ 89
Interest (net of amounts capitalized)     585       420       290

   Non-Cash Transactions.  In December 1998, Enron exchanged its
6.25% Exchangeable Notes for 10.5 million shares of EOG common stock.

   During 1997, Enron issued common stock in connection with business acquisitions. See Note 2.

7  CREDIT FACILITIES AND DEBT

   Enron has credit facilities with domestic and foreign banks which provide for an aggregate of $1.67 billion in long-term committed credit and $1.37 billion in short-term committed credit. Expiration dates of the committed facilities range from April 1999 to June 2002. Interest rates on borrowings are based upon the London Interbank Offered Rate, certificate of deposit rates or other short-term interest rates. Certain credit facilities contain covenants which must be met to borrow funds. Such debt covenants are not anticipated to materially restrict Enron's ability to borrow funds under such facilities. Compensating balances are not required, but Enron is required to pay a commitment or facility fee. At December 31, 1998, $149 million was outstanding under these facilities.

   Enron has also entered into agreements which provide for uncommitted lines of credit totaling $335 million at December 31, 1998. The uncommitted lines have no stated expiration dates. Neither compensating balances nor commitment fees are required as borrowings under the uncommitted credit lines are available subject to agreement by the participating banks. At December 31, 1998, no amounts were outstanding under the uncommitted lines.

   In addition to borrowing from banks on a short-term basis, Enron and certain of its subsidiaries sell commercial paper to provide financing for various corporate purposes. As of December 31, 1998 and 1997, short-term borrowings of $680 million and $825 million, respectively, have been reclassified as long-term debt based upon the availability of committed credit facilities with expiration dates exceeding one year and management's intent to maintain such amounts in excess of one year subject to overall reductions in debt levels. Similarly, at December 31, 1998 and 1997, $541 million and $462 million, respectively, of long-term debt due within one year remained classified as long-term. Weighted average interest rates on short-term debt outstanding at December 31, 1998 and 1997 were 5.5% and 6.0%, respectively.

   Detailed information on long-term debt is as follows:

                                               December 31,
(In Millions)                                 1998      1997

Enron Corp.
  Debentures
     6.75% to 8.25% due 2005 to 2012        $  350    $  350
  Notes payable
     6.25% - exchangeable notes due 1998         -       228
     6.40% to 10.00% due 1998 to 2028        3,342     2,492
     Floating rate notes due 1999 to 2037      400       350
     Other                                      38        67
Northern Natural Gas Company
  Notes payable
     6.75% to 8.00% due 1999 to 2008           500       350
Transwestern Pipeline Company
  Notes payable
     7.55% to 9.20% due 1998 to 2004           147       150
Portland General Electric Company
  First mortgage bonds
     5.65% to 9.46% due 1998 to 2023           502       564
  Pollution control bonds
     3.50% to 7.13% due 2010 to 2033           200       192
  Other                                        160       172
Enron Oil & Gas Company
  Notes payable
     Floating rate notes due 1998 to 2001      105       120
     5.44% to 9.10% due 1998 to 2028           675       390
Other                                          302        37
Amount reclassified from short-term debt       680       825
Unamortized debt discount and premium          (44)      (33)
Total long-term debt                        $7,357    $6,254

   The indenture securing PGE's First Mortgage Bonds constitutes a direct first mortgage lien on substantially all electric utility property and franchises, other than expressly excepted property.

   The Enron 6.25% Exchangeable Notes were exchanged in December
1998 for 10.5 million shares of EOG common stock held by Enron.

   The aggregate annual maturities of long-term debt outstanding at December 31, 1998 were $541 million, $413 million, $666 million, $182 million and $656 million for 1999 through 2003, respectively.

8  MINORITY INTERESTS

   Enron's minority interests primarily include amounts related to EOG and two joint ventures. Also included was EPP prior to Enron's acquisition of the EPP minority interest in November 1997
(see Note 2).

   In December 1998, Enron formed a wholly-owned limited partnership for the purpose of holding $1.6 billion of assets contributed by various business units. That partnership contributed $850 million of assets to a second newly-formed limited partnership in exchange for a 53% interest; a third party investor contributed $750 million in exchange for a 47% interest. The assets held by the wholly-owned limited partnership represent collateral for a $750 million note receivable held by the other newly-formed limited partnership. In 1997, Enron and a third-party investor contributed approximately $579 million and $500 million, respectively, for interests in an Enron-controlled joint venture. The joint venture purchased 250,000 shares of junior convertible preferred stock from Enron. Each share of junior convertible preferred stock has a cumulative, market-based dividend, is convertible at the option of the holder (currently the Enron-controlled joint venture) initially into 100 shares of Enron stock, subject to certain adjustments, and has a liquidation value of $4,000 per share, subject to certain adjustments.

   These entities are separate legal entities from Enron and have separate assets and liabilities. Absent certain defaults or other specified events, Enron has the option to acquire the minority holders' interests in the entities. If Enron does not acquire the minority holders' interests before December 2005 or December 2002, respectively, or earlier upon certain specified events, the entities will liquidate their assets and dissolve. These entities are included in Enron's consolidated financial statements and the third-party investors' interests are included in "Minority Interests" in the Consolidated Balance Sheet.

9  UNCONSOLIDATED AFFILIATES

   Enron's investment in and advances to unconsolidated affiliates which are accounted for by the equity method is as follows:

                                             Net
                                          Ownership     December 31,
(In Millions)                             Interest    1998        1997

Azurix Corp.(a)                              50%     $  918      $    -
Citrus Corp.(b)                              50%        455         432
Companhia Distribuidora de Gas do Rio
 de Janeiro, S.A.(c)                         25%        192         194
Dabhol Power Company(c)                      50%        285           -
Enron Teesside Operations Limited(c)        100%        118           -
Jacare Electrical Distribution Trust(c)      51%        447           -
Joint Energy Development Investments L.P.
 (JEDI)(c)(d)                                50%        356         392
Transportadora de Gas del Sur S.A.(c)        35%        463         472
Other                                                 1,199       1,166
                                                     $4,433(e)   $2,656

(a) Included in the Corporate and Other segment.
(b) Included in the Transportation and Distribution segment.
(c) Included in the Wholesale Energy Operations and Services segment.
(d) JEDI accounts for its investments at fair value.
(e) At December 31, 1998, the unamortized excess of Enron's investment in unconsolidated affiliates was $203 million, which is being amortized over the expected lives of the investments.

   Enron's equity in earnings (losses) of unconsolidated affiliates is as follows:

(In Millions)                               1998   1997  1996

Citrus Corp.                                $ 23   $ 27  $ 22
Joint Energy Development Investments L.P.    (45)    68    71
Transportadora de Gas del Sur S.A.            36     45    29
Other                                         83     76    93
                                            $ 97   $216  $215

   Summarized combined financial information of Enron's unconsolidated affiliates is presented below:

                                           December 31,
(In Millions)                            1998        1997

Balance sheet
  Current assets(a)                    $ 2,309       $3,611
  Property, plant and equipment, net    12,640        8,851
  Other noncurrent assets                7,176        1,089
  Current liabilities(a)                 3,501        1,861
  Long-term debt(a)                      7,621        5,694
  Other noncurrent liabilities           2,016        1,295
  Owners' equity                         8,897        4,701

(a) Includes $196 million and $0 million receivable from Enron and $296 million and $569 million payable to Enron at December 31, 1998 and 1997, respectively.

(In Millions)                  1998      1997      1996

Income statement(a)
  Operating revenues          $8,508   $11,183   $11,676
  Operating expenses           7,244    10,246    10,567
  Net income                     142       336       464
Distributions paid to Enron       87       118        84

(a) Enron recognized revenues from unconsolidated affiliates of $142 million in 1998, $219 million in 1997 and $253 million in 1996.

   In August 1998, Enron, through a wholly-owned subsidiary, completed the acquisition of a controlling interest in Elektro, Brazil's sixth largest electricity distributor, for approximately $1.3 billion. Elektro serves approximately 1.5 million customers through approximately 51,000 miles of distribution lines in the state of Sao Paulo. Enron's interest in Elektro is held by Jacare Electrical Distribution Trust. In October 1998, Enron, through a wholly-owned subsidiary, acquired Wessex, which provides water supply and wastewater services in southern England, for approximately $2.4 billion. Wessex is held through Azurix Corp. On December 31, 1998, Enron's wholly-owned subsidiary, Enron Teesside Operations Limited (ETOL), acquired assets from The ICI Group for approximately $500 million. The acquisition of the ICI assets allows ETOL to supply steam, water, power and other utility services to large industrial customers in the U.K.

   Although Enron initially owned more than 50 percent of the voting interest in each of these entities, they are reported using the equity method as a result of management's intent to ultimately hold a voting interest of not more than 50 percent. In December 1998, Enron completed financial restructuring of Enron's ownership interest in Wessex, reducing its interest to 50%, and financially closed the Elektro financial restructuring, reducing its interest in the subsidiary that holds Elektro to 51%. Enron will transfer an additional 1% interest in Elektro following the receipt of certain regulatory approvals, which are expected in the first half of 1999.

   Proceeds of approximately $1.6 billion received from the Elektro and Wessex financial restructurings were used to repay debt incurred in the initial acquisitions. In connection with the financings, Enron committed to cause the sale of its convertible preferred stock, with the number of common shares issuable upon conversion determined based on future common stock prices, if certain debt obligations of the related entities acquiring such interests are defaulted upon, or in certain events, including, among other things, Enron's credit ratings falling below specified levels. If the sale of stock is not sufficient to retire such obligations, Enron would be liable for the shortfall. The obligations will mature in December 2000 and 2001 for Elektro and Wessex, respectively.

   Enron has investments in entities whose functional currency is denominated in Brazilian Reals. Subsequent to December 31, 1998, the exchange rate for Brazilian Reals to the U.S. dollar has declined. As a result, Enron anticipates recording a non-cash foreign currency translation adjustment, reducing shareholders' equity, in the first quarter of 1999. Based on the exchange rate in mid-February, the equity reduction would be approximately $600 million.

   From time to time, Enron has entered into various administrative service, management, construction, supply and operating agreements with its unconsolidated affiliates. Enron's management believes that its existing agreements and transactions are reasonable compared to those which could have been obtained from third parties.

10  PREFERRED STOCK

   Preferred Stock. Following Enron's reincorporation in Oregon on July 1, 1997, Enron has authorized 16,500,000 shares of preferred stock, no par value. At December 31, 1998, Enron had outstanding 1,319,848 shares of Cumulative Second Preferred Convertible Stock (the Convertible Preferred Stock), no par value. The Convertible Preferred Stock pays dividends at an amount equal to the higher of $10.50 per share or the equivalent dividend that would be paid if shares of the Convertible Preferred Stock were converted to common stock. Each share of the Convertible Preferred Stock is convertible at any time at the option of the holder thereof into 13.652 shares of Enron's common stock, subject to certain adjustments. The Convertible Preferred Stock is currently subject to redemption at Enron's option at a price of $100 per share plus accrued dividends. During 1998, 1997 and 1996, 17,797 shares, 33,069 shares and 4,780 shares, respectively, of the Convertible Preferred Stock were converted into common stock.

   Company-Obligated Preferred Securities of Subsidiaries. Summarized information for Enron's Company-Obligated Preferred Securities of
Subsidiaries is as follows:

                                                                    Liquidation
                                                      December 31,     Value
(In Millions, except Per Share Amounts and Shares)    1998    1997   Per Share

Enron Capital LLC
  8% Cumulative Guaranteed Monthly Income
   Preferred Shares (MIPS) (8,550,000 shares)(a)     $  214   $214   $     25

Enron Capital Trust I
  8.3% Trust Originated Preferred Securities
   (8,000,000 preferred securities)(a)                  200    200         25

Enron Capital Trust II
  8 1/8% Trust Originated Preferred Securities
   (6,000,000 preferred securities)(a)                  150    150         25

Enron Capital Trust III
  Adjustable-Rate Capital Trust Securities
   (200,000 preferred securities)(b)                    200    200      1,000

Enron Equity Corp.
  8.57% Preferred Stock (880 shares)(a)                  88     88    100,000
  7.39% Preferred Stock (150 shares)(a)(c)               15     15    100,000

Enron Capital Resources, L.P.
  9% Cumulative Preferred Securities, Series A
   (3,000,000 preferred securities)(a)                   75     75         25

Other                                                    59     51
                                                     $1,001   $993

(a) Redeemable under certain circumstances after specified dates.
(b) Mature in 2046.
(c) Mandatorily redeemable in 2006.

11  COMMON STOCK

   Earnings Per Share. The computation of basic and diluted earnings per share is as follows:

                                             Year Ended December 31,
(In Millions, except per share amounts)      1998     1997      1996

Numerator:
  Net income                                $ 703    $ 105     $ 584
  Preferred stock dividends                   (17)     (17)      (16)
  Numerator for basic earnings per
   share - income available to common
   shareholders                               686       88       568
  Effect of dilutive securities:
     Preferred stock dividends(a)              17        -        16
  Numerator for diluted earnings per
   share - income available to common
   shareholders after assumed conversions   $ 703    $  88     $ 584
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares            321      272       246
  Effect of dilutive securities:
     Preferred stock (a)                       18        -        19
     Stock options                              9        5         5
  Dilutive potential common shares             27        5        24
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions             348      277       270
Basic earnings per share                    $2.14    $0.32     $2.31
Diluted earnings per share                  $2.02    $0.32     $2.16

(a) For 1997, the dividends and conversion of preferred stock have been excluded from the computation because conversion is antidilutive.

  Enron has outstanding certain instruments that are potentially convertible into common stock but which do not qualify as dilutive securities for computation of earnings per share. See
Notes 8 and 9 for further description of these instruments.

  In February 1999, Enron issued 13.8 million shares of common stock in a public offering and approximately 3.8 million shares of common stock in connection with the acquisition of certain assets.

   Forward Contracts and Options. At December 31, 1998, Enron had forward contracts to purchase 6.7 million shares of Enron Corp. common stock at an average price of $43.37 per share. Enron may purchase the shares pursuant to the forward contracts with cash or an equivalent value of Enron common stock until April 2001. Shares potentially deliverable to the counterparty under the contracts are assumed to be outstanding in calculating diluted earnings per share unless they are antidilutive.

   At December 31, 1998, Enron had issued put options for approximately nine million shares at a weighted average exercise price of $54.73. If exercised by the counterparty, Enron may purchase the shares pursuant to the put options for the difference between the exercise price and the market price, in either cash or an equivalent value of Enron common stock. These put options have been included in the diluted earnings per share calculation.

   In 1997, Enron granted options to EOG to purchase 3.2 million shares of Enron common stock (exercise price of $39.1875) in connection with certain agreements between Enron and EOG. The options vested 25% immediately with 15% vesting in 1998 and the remainder vesting equally in 1999 through 2004.

   Stock Option Plans.  Enron applies Accounting Principles Board
(APB) Opinion 25 and related interpretations in accounting for its stock option plans. In accordance with APB Opinion 25, no compensation expense has been recognized for the fixed stock option plans. Compensation expense charged against income for the restricted stock plan for 1998, 1997 and 1996 was $58 million, $14 million and $4 million, respectively. Had compensation cost for Enron's stock option compensation plans been determined based on the fair value at the grant dates for awards under those plans, Enron's net income and earnings per share would have been $674 million ($2.04 per share basic, $1.94 per share diluted) in 1998, $66 million ($0.18 per share basic, $0.18 per share diluted) in 1997 and $562 million ($2.22 per share basic, $2.07 per share diluted) in 1996.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for grants in 1998, 1997 and 1996, respectively: (i) dividend yield of 2.5%, 2.5% and 2.3%; (ii) expected volatility of 18.3%, 17.4% and 23.8%; (iii) risk-free interest rates of 5.0%, 5.9% and 5.9%; and (iv) expected lives of
3.8 years, 3.7 years and 4.0 years.

   Enron has three fixed option plans (the Plans) under which options for shares of Enron's common stock have been or may be granted to officers, employees and non-employee members of the
Board of Directors.   Options granted may be either incentive
stock options or nonqualified stock options and are granted at not less than the fair market value of the stock at the time of grant. The Plans provide for options to be granted with a stock appreciation rights feature; however, Enron does not presently intend to issue options with this feature. Under the Plans, Enron may grant options with a maximum term of 10 years. Options vest under varying schedules.

   Summarized information for Enron's Plans is as follows:

                             1998                1997                1996
                                 Weighted            Weighted            Weighted
                                 Average             Average             Average
                                 Exercise            Exercise            Exercise
(Shares in Thousands)   Shares    Price     Shares    Price     Shares    Price

Outstanding,
 beginning of year      39,429   $35.77     25,476   $32.69     22,493   $29.02
  Granted(a)             7,851    49.97     17,658    38.63      7,370    39.71
  Exercised             (6,536)   31.39     (2,165)   23.29     (3,615)   24.41
  Forfeited               (749)   39.54     (1,514)   35.25       (749)   31.66
  Expired                 (193)   39.52        (26)   34.59        (23)   30.65
Outstanding,
 end of year            39,802    39.19     39,429   $35.77     25,476   $32.69
Exercisable,
 end of year            22,971   $36.31     21,252   $33.55     12,883   $30.65
Available for grant,
 end of year(b)          5,249              13,047               6,505
Weighted average
 fair value of
 options granted                 $ 8.39              $ 7.10              $ 9.44

(a) Includes 1,768,074 shares issued in 1997 in connection with business acquisitions discussed in Note 2.
(b) Includes up to 5,248,835 shares, 12,246,040 shares and 5,232,218 shares as of December 31, 1998, 1997 and 1996, respectively, which may be issued either as restricted stock or pursuant to stock options.

   The following table summarizes information about stock options outstanding at December 31, 1998 (shares in thousands):

                            Options Outstanding            Options Exercisable
                                  Weighted
                                   Average     Weighted                 Weighted
                      Number      Remaining    Average       Number     Average
  Range of         Outstanding   Contractual   Exercise   Exercisable   Exercise
Exercise Prices    at 12/31/98       Life       Price     at 12/31/98    Price

$10.69 to $30.25      4,119          4.1        $25.94        3,708      $25.66
 30.50 to  36.06      6,779          4.9         31.71        5,498       31.87
 36.75 to  39.88     10,310          6.9         37.73        6,322       37.73
 40.00 to  45.00     12,810          6.3         42.21        6,489       42.32
 46.38 to  57.06      5,784          9.2         53.33          954       52.46
$10.69 to  57.06     39,802          6.4        $39.19       22,971      $36.31

   Restricted Stock Plan. Under Enron's Restricted Stock Plan, participants may be granted stock without cost to the participant. The shares granted under this plan vest to the participants at various times ranging from immediate vesting to vesting at the end of a five-year period. Upon vesting, the shares are released to the participants. The following summarizes shares of restricted stock under this plan:

(Shares in Thousands)               1998       1997      1996

Outstanding, beginning of year      2,537       825       159
  Granted                           1,061     2,088     1,772
  Released to participants           (532)     (321)   (1,062)
  Forfeited or expired                (49)      (55)      (44)
Outstanding, end of year            3,017     2,537       825
Available for grant, end of year    5,249    12,246     5,232
Weighted average fair value of
 restricted stock granted          $47.40    $38.26    $37.04

12  PENSION AND OTHER BENEFITS

   Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. The benefit accrual is in the form of a cash balance of 5% of annual base pay.

   Portland General has a noncontributory defined benefit pension plan (the Portland General Plan) covering substantially all of its employees. Benefits under the Plan are based on years of service, final average pay and covered compensation.

   Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Enron Plan. All shares included in the ESOP have been allocated to the employee accounts. At December 31, 1998 and 1997, 10,919,050 shares and 13,508,794 shares, respectively, of Enron common stock were held by the ESOP, a portion of which may be used to offset benefits under the Enron Plan.

   Assets of the Enron Plan and the Portland General Plan are comprised primarily of equity securities, fixed income securities and temporary cash investments. It is Enron's policy to fund all pension costs accrued to the extent required by federal tax regulations.

   Enron provides certain postretirement medical, life insurance and dental benefits to eligible employees and their eligible dependents. Benefits are provided under the provisions of contributory defined dollar benefit plans. Enron is currently funding that portion of its obligations under these postretirement benefit plans which are expected to be recoverable through rates by its regulated pipelines and electric utility operations.

   Enron accrues these postretirement benefit costs over the service lives of the employees expected to be eligible to receive such benefits. Enron is amortizing the transition obligation which existed at January 1, 1993 over a period of approximately 19 years.

   Enron adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," in 1998. This statement changed the disclosure requirements, but not the method of measurement or recognition of these obligations. The following table sets forth information related to changes in the benefit obligations, changes in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to Enron's pension and other postretirement plans:

                                           Pension Benefits   Other Benefits
(In Millions)                                 1998   1997      1998   1997

Change in benefit obligation
  Benefit obligation, beginning of year       $617   $308      $148   $144
  Service cost                                  27     22         2      2
  Interest cost                                 44     32         9     10
  Plan participants' contributions               -      -         3      3
  Plan amendments                                -      -         3     (4)
  Actuarial loss (gain)                         26     35       (16)   (14)
  Acquisitions and divestitures                  -    255         -     27
  Benefits paid                                (27)   (35)      (15)   (20)
Benefit obligation, end of year               $687   $617      $134   $148

Change in plan assets
  Fair value of plan assets, beginning
   of year(a)                                 $727   $315      $ 54   $ 15
  Actual return on plan assets                  41     84         3      3
  Acquisitions and divestitures                  -    360         -     32
  Employer contribution                         33      3         8      8
  Plan participants' contributions               -      -         3      3
  Benefits paid                                (27)   (35)       (8)    (7)
Fair value of plan assets, end of year(a)     $774   $727      $ 60   $ 54

Reconciliation of funded status, end of year
  Funded status, end of year                  $ 87   $110      $(74)  $(94)
  Unrecognized transition obligation (asset)   (18)   (24)       58     62
  Unrecognized prior service cost               33     35        17     22
  Unrecognized net actuarial loss (gain)        79     34       (10)     6
Prepaid (accrued) benefit cost                $181   $155      $ (9)  $ (4)

Weighted-average assumptions at December 31
  Discount rate                               6.75%  7.25%     6.75%  7.25%
  Expected return on plan assets (pre-tax)     (b)    (b)       (c)    (c)
  Rate of compensation increase                (d)    (d)       (d)    (d)

Components of net periodic benefit cost
  Service cost                                $ 27   $ 22      $  2   $  2
  Interest cost                                 44     32         9     10
  Expected return on plan assets               (63)   (43)       (3)    (2)
  Amortization of transition obligation
   (asset)                                      (6)    (6)        4      4
  Amortization of prior service cost             5      5         1      1
  Recognized net actuarial loss (gain)           2      2         -      1
Net periodic benefit cost                     $  9   $ 12      $ 13   $ 16

(a) Includes plan assets of the ESOP of $139 million and $135 million at December 31, 1998 and 1997, respectively.
(b) Long-term rate of return on assets is assumed to be 10.5% for the Enron Retirement Plan and 9.0% for the Portland General Plan.
(c) Long-term rate of return on assets is assumed to be 7.5% for the Enron assets and 9.5% for the Portland General assets.
(d) Rate of compensation increase is assumed to be 4.0% for the Enron Plan and 4.0% to 9.5% for the Portland General Plan.

   Included in the above amounts are the unfunded obligations for the supplemental executive retirement plans. At December 31, 1998 and 1997, respectively, the projected benefit obligation for these unfunded plans was $54 million and $48 million and the fair value of assets was $2 million and $1 million.

   The measurement date of the Enron Plan and the ESOP is September 30, and the measurement date of the Portland General Plan and the postretirement benefit plans is December 31. The funded status as of the valuation date of the Enron Plan, the Portland General Plan, the ESOP and the postretirement benefit plans reconciles with the amount detailed above which is included in "Other Assets" on the Consolidated Balance Sheet.

  For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease to 5.0% by 2003. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                         1-Percentage     1-Percentage
(In Millions)                           Point Increase   Point Decrease

Effect on total of service and
 interest cost components                    $0.4            $(0.4)
Effect on postretirement benefit
 obligation                                   5.4             (4.5)

   Additionally, certain Enron subsidiaries maintain various incentive based compensation plans for which participants may receive a combination of cash or stock options of the subsidiaries, based upon the achievement of certain performance goals.

13  RATES AND REGULATORY ISSUES

   Rates and regulatory issues related to certain of Enron's natural gas pipelines and its electric utility operations are subject to final determination by various regulatory agencies. The domestic interstate pipeline operations are regulated by the Federal Energy Regulatory Commission (FERC) and the electric utility operations are regulated by the FERC and the Oregon Public Utility Commission (OPUC). As a result, these operations are subject to the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," which recognizes the economic effects of regulation and, accordingly, Enron has recorded regulatory assets and liabilities related to such operations.

   The regulated pipelines operations' net regulatory assets were $241 million and $283 million at December 31, 1998 and 1997, respectively, which are expected to be recovered over varying time periods.

   The electric utility operations' net regulatory assets at December 31, 1998 and 1997, respectively, were $494 million and $561 million. Based on rates in place at December 31, 1997, Enron estimates that it will collect the majority of these regulatory assets within the next 10 years and substantially all of these regulatory assets within the next 20 years.

   Pipeline Operations. On May 1, 1998, Northern Natural Gas Company (Northern) filed a general rate case proceeding with the FERC which fulfilled a commitment made in a previous settlement. The rate case included an annual increase of $35 million to Northern's revenues over 1997. The FERC accepted the rate case for filing and suspended the filed rates. Northern implemented the filed rates effective November 1, 1998, subject to refund.

   Transwestern Pipeline Company implemented on November 1, 1998, a rate escalation of settled transportation rates, per a May 1996 settlement.

   Electric Utility Operations. PGE is a 67.5% owner of the Trojan Nuclear Plant (Trojan). In March 1995, the OPUC issued an order authorizing PGE to recover all of the estimated costs of decommissioning Trojan and 87% of its remaining investment in the plant. At December 31, 1998, PGE's regulatory asset related to recovery of Trojan costs from customers was $438 million.
Amounts are to be collected over Trojan's original license period ending in 2011. As discussed in Note 14, the OPUC's order and the agency's authority to grant recovery of the Trojan investment under Oregon law are being challenged in state courts.

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

   On November 21, 1996, an explosion occurred in or around the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan), an Enron subsidiary, operated a propane/air distribution system in the vicinity. Although San Juan did not provide service to the building, the investigation report of the National Transportation Safety Board (NTSB) concluded that the probable cause of the incident was propane leaking from San Juan's distribution system. San Juan and Enron strongly disagree with the NTSB findings. The NTSB investigation found no path of migration of propane from San Juan's system to the building and no forensic evidence that propane fueled the explosion. Enron, San Juan, several San Juan affiliates and third parties have been named as defendants in numerous lawsuits filed in U.S. District Court for the district of Puerto Rico and the Commonwealth court of Puerto Rico. These suits, which seek damages for wrongful death, personal injury, business interruption and property damage, allege that negligence of Enron and San Juan, among others, caused the explosion. Enron and San Juan are vigorously contesting the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

   Trojan Investment Recovery. In early 1993, PGE ceased commercial operation of Trojan. In April 1996 a circuit court judge in Marion County, Oregon, found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and was stayed pending the appeal of the Commission's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals. On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

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

   The Environmental Protection Agency (EPA) has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah Site) in Decorah, Iowa, pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also commonly known as Superfund). The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. To date, the EPA has identified no other potentially responsible parties with respect to this site. Enron has entered into a consent order with the EPA by which it has agreed, although admitting no liability, to replace affected topsoil and remove impacted subsurface soils in certain areas of the tract where the plant was formerly located. Enron completed the final removal actions at the site in November 1998, and expects to conclude all remaining site activities in the spring of 1999. In 1998, Enron's expenses related to the Decorah Site were $300,000 as compared with $400,000 in 1997. Enron believes that expenses incurred in connection with this matter will not have a materially adverse effect on its financial position or results of operations.

   Enron has also received from the EPA an Order issued under CERCLA alleging that Enron and two other parties are responsible for the cost of demolition and proper disposal of two 110 foot towers that apparently had been used in the manufacture of carbon dioxide at a site called the "City Bumper Site" in Cincinnati, Ohio. The carbon dioxide plant, according to agency documents, was in operation from 1926 to 1966. Houston Natural Gas Corporation, a predecessor of Enron Corp., merged with Liquid Carbonic Industries (LCI) on January 31, 1969. Liquid Carbonic Corporation (LCC), a subsidiary of LCI, had title to the site. Twenty-eight days after the merger, on February 28, 1969, the site was sold to a third party. In 1984, LCC was sold to an unaffiliated party in a stock sale. Although Enron does not admit liability with respect to any costs at this site, it agreed to cooperate with the EPA and other potentially responsible parties to undertake the work contemplated by EPA's Order. The tower demolition and removal activities were completed in October 1998, and a final project report has been prepared for submission to the EPA. In 1998, Enron's expenses related to the City Bumper Site were $600,000. Enron does not expect to incur material expenditures in connection with this site.

   Enron's natural gas pipeline companies conduct soil and groundwater remediation of a number of their facilities. In
1998, these expenses were $1.3 million as compared with $1.7 million in 1997. Enron does not expect to incur material expenditures in connection with soil and groundwater remediation.

15  COMMITMENTS

   Firm Transportation Obligations. Enron has firm transportation agreements with various joint venture pipelines. Under these agreements, Enron must make specified minimum payments each month. At December 31, 1998, the estimated aggregate amounts of such required future payments were $53 million, $67 million, $69 million, $71 million and $72 million for 1999 through 2003, respectively, and $601 million for later years.

   The costs recognized under firm transportation agreements, including commodity charges on actual quantities shipped, totaled $30 million, $27 million and $25 million in 1998, 1997 and 1996, respectively. Enron has assigned firm transportation contracts with two of its joint ventures to third parties and guaranteed minimum payments under the contracts averaging approximately $36 million annually through 2001 and $3 million in 2002.

   Other Commitments. Enron leases property, operating facilities and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Future commitments related to these items at December 31, 1998 were $208 million, $210 million, $324 million, $148 million and $131 million for 1999 through 2003, respectively, and $954 million for later years. Guarantees under the leases total $1,039 million at December 31, 1998.

   Total rent expense incurred during 1998, 1997 and 1996 was $147 million, $156 million and $149 million, respectively.

   Enron guarantees certain long-term contracts for the sale of electrical power and steam from a cogeneration facility owned by one of Enron's equity investees. Under terms of the contracts, which initially extend through June 1999, Enron could be liable for penalties should, under certain conditions, the contracts be terminated early. Enron also guarantees the performance of certain of its unconsolidated affiliates in connection with letters of credit issued on behalf of those unconsolidated affiliates. At December 31, 1998, a total of $209 million of such guarantees were outstanding, including $44 million on behalf of EOTT. In addition, Enron is a guarantor on certain liabilities of unconsolidated affiliates and other companies totaling approximately $755 million, including $366 million related to EOTT trade obligations. The EOTT letters of credit and guarantees of trade obligations are secured by the assets of EOTT. Enron has also guaranteed $453 million in lease obligations for which it has been indemnified by an "Investment Grade" company. Management does not consider it likely that Enron would be required to perform or otherwise incur any losses associated with the above guarantees. In addition, certain commitments have been made related to 1999 planned capital expenditures and equity investments.

16  QUARTERLY FINANCIAL DATA (Unaudited)

   Summarized quarterly financial data is as follows:

(In Millions, Except           First    Second     Third    Fourth     Total
 Per Share Amounts)           Quarter   Quarter   Quarter   Quarter    Year

1998
Revenues                      $5,682    $6,557    $11,320    $7,701   $31,260
Income before
 interest, minority
 interests and income taxes      471       345        405       361     1,582
Net income                       214       145        168       176       703
Earnings per share:
  Basic                       $ 0.69    $ 0.44    $  0.50    $ 0.52   $  2.14(a)
  Diluted                       0.65      0.42       0.47      0.49      2.02(a)

1997
Revenues                      $5,344    $3,251    $ 5,806    $5,872   $20,273
Income (loss) before
 interest, minority
 interests and income taxes      429      (548)       311       373       565
Net income (loss)                222      (420)       134       169       105
Earnings (loss) per share:
  Basic                       $ 0.88    $(1.71)   $  0.44    $ 0.55   $  0.32(a)
  Diluted                       0.81     (1.71)      0.42      0.53      0.32(a)

(a) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding. Additionally, certain items in the diluted earnings per share computation were antidilutive in the second quarter and total year 1997.

17  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

   Enron adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," during the fourth quarter of 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports. Operating segments are defined as components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Enron's chief operating decision making group is the Management Committee, which consists of the Chairman, President, and other key officers.

   The segments described below aggregate similar businesses together based on such factors as regulatory environment, products and services and customers.

   Enron's operations are classified into the following business segments:

   Exploration and Production - Natural gas and crude oil exploration and production primarily in the United States, Canada, Trinidad and India.

   Transportation and Distribution - Regulated industries.
Interstate transmission of natural gas. Management and operation of pipelines. Electric utility operations.

   Wholesale Energy Operations and Services - Energy commodity sales and services, risk management products and financial services to wholesale customers. Development, acquisition and operation of power plants, natural gas pipelines and other energy related assets.

   Retail Energy Services - Sale of natural gas and electricity directly to end-use customers, particularly in the commercial and industrial sectors, including the outsourcing of energy-related activities.

   Corporate and Other - Includes operation of water, telecommunications and renewable energy businesses and clean fuels plants, as well as Enron's investment in crude oil transportation activities.

   Financial information by geographic and business segment follows for each of the three years in the period ended December
31, 1998.

Geographic Segments

                                  Year Ended December 31,
(In Millions)                     1998      1997      1996

Operating revenues from
 unaffiliated customers
  United States                  $25,247   $17,328   $11,262
  Foreign                          6,013     2,945     2,027
                                 $31,260   $20,273   $13,289
Income (loss) before interest,
 minority interests and income
 taxes
  United States                  $ 1,008   $   601   $   938
  Foreign                            574       (36)      300
                                 $ 1,582   $   565   $ 1,238
Long-lived assets
  United States                  $ 9,382   $ 8,425   $ 6,490
  Foreign                          1,275       745       622
                                 $10,657   $ 9,170   $ 7,112

Business Segments

                                                               Wholesale
                                Exploration  Transportation     Energy        Retail    Corporate
                                    and           and          Operations     Energy       and
(In Millions)                   Production    Distribution    and Services   Services   Other(c)    Total

1998
Unaffiliated revenues(a)         $  750          $1,833         $27,220       $1,072     $  385    $31,260
Intersegment revenues(b)            134              16             505            -       (655)         -
  Total revenues                    884           1,849          27,725        1,072       (270)    31,260
Depreciation, depletion and
 amortization                       315             253             195           31         33        827
Operating income (loss)             133             562             880         (124)       (73)     1,378
Equity in earnings of
 unconsolidated affiliates            -              33              42           (2)        24         97
Interest income                       1               3              61            -         17         82
Other income, net                    (6)             39             (15)           7          -         25
Income (loss) before interest,
 minority interests and
 income taxes                       128             637             968         (119)       (32)     1,582
Capital expenditures                690             310             706           75        124      1,905
Identifiable assets               3,001           6,955          12,205          747      2,009     24,917
Investments in and advances to
 unconsolidated affiliates            -             661           2,632            -      1,140      4,433
  Total assets                   $3,001          $7,616         $14,837       $  747     $3,149    $29,350

1997
Unaffiliated revenues(a)         $  789          $1,402         $17,344       $  683     $   55    $20,273
Intersegment revenues(b)            108              14             678            2       (802)         -
  Total revenues                    897           1,416          18,022          685       (747)    20,273
Depreciation, depletion and
 amortization                       278             160             133            7         22        600
Operating income (loss)             185             398             376         (105)      (839)        15
Equity in earnings of
 unconsolidated affiliates            -              40             172           (1)         5        216
Interest income                       2               3              52            -         11         68
Other income, net                    (4)            139              54           (1)        78        266
Income (loss) before interest,
 minority interests and
 income taxes                       183             580             654         (107)      (745)       565
Capital expenditures                626             337             318           36         75      1,392
Identifiable assets               2,668           7,115           8,661          322      1,130     19,896
Investments in and advances to
 unconsolidated affiliates            -             521           1,932            -        203      2,656
  Total assets                   $2,668          $7,636         $10,593       $  322     $1,333    $22,552

1996
Unaffiliated revenues(a)         $  647          $  702         $11,413       $  513     $   14    $13,289
Intersegment revenues(b)            177              23             491           15       (706)         -
  Total revenues                    824             725          11,904          528       (692)    13,289
Depreciation, depletion and
 amortization                       251              66             138            -         19        474
Operating income (loss)             205             337             287            -       (139)       690
Equity in earnings of
 unconsolidated affiliates            -              35             168            -         12        215
Interest income                       2               4              28            -          7         41
Other income, net                    (7)            148             (17)           -        168        292
Income before interest,
 minority interests and
 income taxes                       200             524             466            -         48      1,238
Capital expenditures                540             175             136            -         13        864
Identifiable assets               2,371           2,363           8,879            -        823     14,436
Investments in and advances to
 unconsolidated affiliates            -             516           1,005            -        180      1,701
  Total assets                   $2,371          $2,879         $ 9,884       $    -     $1,003    $16,137

(a) Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) Includes consolidating eliminations.

18  OIL AND GAS PRODUCING ACTIVITIES (Unaudited except for
Results of Operations for Oil and Gas Producing Activities)

   The following information regarding Enron's oil and gas producing activities should be read in conjunction with Note 1. This information includes amounts attributable to a minority interest of 46%, 45%, 47% and 39% at December 31, 1998, 1997,
1996 and 1995, respectively.

Capitalized Costs Relating to Oil and Gas Producing Activities

                                December 31,
(In Millions)                   1998      1997

Proved properties             $ 4,630   $ 4,070
Unproved properties               184       221
  Total                         4,814     4,291
Accumulated depreciation,
 depletion and amortization    (2,138)   (1,904)
  Net capitalized costs       $ 2,676   $ 2,387

Costs Incurred in Oil and Gas Property Acquisition, Exploration and Development Activities(a)

(In Millions)               United States   Foreign   Total

1998
Acquisition of properties
  Unproved                      $ 33         $  3     $ 36
  Proved                         198           13      211
     Total                       231           16      247
Exploration                       82           55      137
Development                      298           97      395
     Total                      $611         $168     $779

1997
Acquisition of properties
  Unproved                      $ 69         $  8     $ 77
  Proved                          43           38       81
     Total                       112           46      158
Exploration                       74           27      101
Development                      333          109      442
     Total                      $519         $182     $701

1996
Acquisition of properties
  Unproved                      $ 39         $  6     $ 45
  Proved                          69            -       69
     Total                       108            6      114
Exploration                       61           27       88
Development                      283          123      406
     Total                      $452         $156     $608

(a) Costs have been categorized on the basis of Financial
    Accounting Standards Board definitions which include costs of oil and gas producing activities whether capitalized or charged to expense as incurred.

Results of Operations for Oil and Gas Producing Activities(a)

   The following tables set forth results of operations for oil and gas producing activities for the three years in the period ended December 31, 1998:

(In Millions)               United States   Foreign   Total

1998
Operating revenues
  Associated companies          $118         $ 15     $133
  Trade                          432          193      625
  Gains on sales of
   reserves and related
   assets                         29           (3)      26
     Total                       579          205      784
Exploration expenses,
 including dry hole costs         64           25       89
Production costs                  99           45      144
Impairment of unproved
 oil and gas properties           30            2       32
Depreciation, depletion and
 amortization                    265           49      314
  Income before income taxes     121           84      205
Income tax expense                23           45       68
  Results of operations         $ 98         $ 39     $137

1997
Operating revenues
  Associated companies          $207         $ 15     $222
  Trade                          449          160      609
  Gains on sales of
   reserves and related
   assets                          4            5        9
     Total                       660          180      840
Exploration expenses,
 including dry hole costs         51           24       75
Production costs                 106           43      149
Impairment of unproved
 oil and gas properties           24            3       27
Depreciation, depletion and
 amortization                    239           39      278
  Income before income taxes     240           71      311
Income tax expense                69           40      109
  Results of operations         $171         $ 31     $202

1996
Operating revenues
  Associated companies          $253         $ 14     $267
  Trade                          282          153      435
  Gains on sales of
   reserves and related
   assets                         19            1       20
     Total                       554          168      722
Exploration expenses,
 including dry hole costs         45           23       68
Production costs                  77           42      119
Impairment of unproved
 oil and gas properties           19            2       21
Depreciation, depletion and
 amortization                    209           42      251
  Income before income taxes     204           59      263
Income tax expense                54           39       93
  Results of operations         $150         $ 20     $170

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

   Estimates of proved and proved developed reserves at December 31, 1998, 1997 and 1996 were based on studies performed by Enron's engineering staff for reserves in the United States, Canada, Trinidad, India and China. Opinions by DeGolyer and MacNaughton, independent petroleum consultants, for the years ended December 31, 1998, 1997 and 1996 covered producing areas, in the United States, Canada and Trinidad, containing 39%, 54% and 64%, respectively, of proved reserves, excluding deep Paleozoic reserves, of Enron on a net-equivalent-cubic-feet-of-gas basis. These opinions indicate that the estimates of proved reserves prepared by Enron's engineering staff for the properties reviewed by DeGolyer and MacNaughton, when compared in total on a net-equivalent-cubic-feet-of-gas basis, do not differ by more than 5% from those prepared by DeGolyer and MacNaughton's engineering staff. In addition, the deep Paleozoic reserves were covered by the opinion of DeGolyer and MacNaughton at December 31, 1995. All reports by DeGolyer and MacNaughton were developed utilizing geological and engineering data provided by Enron.

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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves

(In Millions)                       United States   Foreign    Total

1998
Future cash inflows(a)                 $ 5,471      $ 4,724   $10,195
Future production costs                 (1,281)      (1,351)   (2,632)
Future development costs                  (316)        (608)     (924)
Future net cash flows before
 income taxes                            3,874        2,765     6,639
Future income taxes                       (904)        (970)   (1,874)
Future net cash flows                    2,970        1,795     4,765
Discount to present value at
 10% annual rate                        (1,399)        (845)   (2,244)
Standardized measure of discounted
 future net cash flows relating
 to proved oil and gas reserves(a)     $ 1,571      $   950   $ 2,521

1997
Future cash inflows(a)                 $ 5,187       $2,994   $ 8,181
Future production costs                 (1,138)        (836)   (1,974)
Future development costs                  (313)        (124)     (437)
Future net cash flows before
 income taxes                            3,736        2,034     5,770
Future income taxes                       (888)        (810)   (1,698)
Future net cash flows                    2,848        1,224     4,072
Discount to present value at
 10% annual rate                        (1,298)        (473)   (1,771)
Standardized measure of discounted
 future net cash flows relating
 to proved oil and gas reserves(a)     $ 1,550       $  751   $ 2,301

1996
Future cash inflows(a)                 $ 9,391       $2,288   $11,679
Future production costs                 (1,640)        (856)   (2,496)
Future development costs                  (306)         (10)     (316)
Future net cash flows before
 income taxes                            7,445        1,422     8,867
Future income taxes                     (2,260)        (572)   (2,832)
Future net cash flows                    5,185          850     6,035
Discount to present value at
 10% annual rate                        (2,693)        (273)   (2,966)
Standardized measure of discounted
 future net cash flows relating
 to proved oil and gas reserves(a)     $ 2,492       $  577   $ 3,069

(a) Based on year-end market prices determined at the point of delivery from the producing unit. Based on natural gas and crude oil prices as of March 1, 1999, the standardized measure of discounted future net cash flows for operations in the United States would have been lower by approximately 23%. Changes in other producing areas and changes in reported quantities were not material.

Changes in Standardized Measure of Discounted Future Net Cash
Flows

(In Millions)                          United States   Foreign   Total

December 31, 1995                         $1,240(a)     $345    $1,585(a)
  Sales and transfers of oil
   and gas produced, net
   of production costs                      (437)       (126)     (563)
  Net changes in prices and
   production costs                        1,817         172     1,989
  Extensions, discoveries, additions
   and improved recovery, net of
   related costs                             581         275       856
  Development costs incurred                  58           4        62
  Revisions of estimated development
   costs                                     (14)         12        (2)
  Revisions of previous quantity
   estimates                                   7          79        86
  Accretion of discount                      137          47       184
  Net change in income taxes                (656)       (191)     (847)
  Purchases of reserves in place             162           -       162
  Sales of reserves in place                (103)         (3)     (106)
  Changes in timing and other               (300)        (37)     (337)
December 31, 1996                         $2,492(a)     $577    $3,069(a)
  Sales and transfers of oil
   and gas produced, net
   of production costs                      (519)       (132)     (651)
  Net changes in prices and
   production costs                       (1,664)        (50)   (1,714)
  Extensions, discoveries, additions
   and improved recovery, net of
   related costs                             374         300       674
  Development costs incurred                  52           2        54
  Revisions of estimated development
   costs                                       4         (28)      (24)
  Revisions of previous quantity
   estimates                                 (17)         26         9
  Accretion of discount                      328          89       417
  Net change in income taxes                 606         (67)      539
  Purchases of reserves in place              44          53        97
  Sales of reserves in place                 (29)          -       (29)
  Changes in timing and other               (121)        (19)     (140)
December 31, 1997                         $1,550(a)     $751    $2,301(a)
  Sales and transfers of oil
   and gas produced, net
   of production costs                      (424)       (164)     (588)
  Net changes in prices and
   production costs                          (34)       (136)     (170)
  Extensions, discoveries, additions
   and improved recovery, net of
   related costs                             326         440       766
  Development costs incurred                  60          56       116
  Revisions of estimated  development
   costs                                     (27)        (80)     (107)
  Revisions of previous quantity
   estimates                                 (35)         32        (3)
  Accretion of discount                      174         113       287
  Net change in income taxes                  48          (6)       42
  Purchases of reserves in place             157          20       177
  Sales of reserves in place                 (34)          -       (34)
  Changes in timing and other               (190)        (76)     (266)
December 31, 1998                         $1,571(a)     $950    $2,521(a)

(a) Includes approximately $155 million, $86 million and $344 million (discounted, pre-tax) related to the reserves in the Big Piney deep Paleozoic formations at December 31, 1998, 1997 and 1996, respectively.

Reserve Quantity Information

   Enron's estimates of proved developed and net proved reserves of crude oil, condensate, natural gas liquids and natural gas and of changes in net proved reserves were as follows:

                                United States   Foreign     Total

Net proved developed reserves
Natural gas (Bcf)
  December 31, 1995              1,218.1(a)      544.0    1,762.1(a)
  December 31, 1996              1,325.7(a)      814.3    2,140.0(a)
  December 31, 1997              1,349.0(a)      986.3    2,335.3(a)
  December 31, 1998              1,429.7(a)    1,077.8    2,507.5(a)
Liquids (MBbl)(b)
  December 31, 1995             19,977        23,654     43,631
  December 31, 1996             24,868        26,411     51,279
  December 31, 1997             27,707        39,108     66,815
  December 31, 1998             33,045        45,719     78,764

Natural gas (Bcf)
Net proved reserves at
 December 31, 1995               2,654.1(a)      634.4    3,288.5(a)
  Revisions of previous
   estimates                         3.6          76.7       80.3
  Purchases in place               100.6           0.9      101.5
  Extensions, discoveries and
   other additions                 256.8         264.5      521.3
  Sales in place                   (58.4)         (4.3)     (62.7)
  Production                      (210.2)        (81.5)    (291.7)
Net proved reserves at
 December 31, 1996               2,746.5(a)      890.7    3,637.2(a)
  Revisions of previous
   estimates                       (50.8)         23.2      (27.6)
  Purchases in place                60.0          67.6      127.6
  Extensions, discoveries and
   other additions                 275.9         299.0      574.9
  Sales in place                   (17.7)         (0.4)     (18.1)
  Production                      (229.1)        (84.6)    (313.7)
Net proved reserves at
 December 31, 1997               2,784.8(a)    1,195.5    3,980.3(a)
  Revisions of previous
   estimates                       (55.9)         34.1      (21.8)
  Purchases in place               123.0          54.9      177.9
  Extensions, discoveries and
   other additions                 272.8       1,200.6    1,473.4
  Sales in place                   (37.5)          -        (37.5)
  Production                      (233.8)       (109.6)    (343.4)
Net proved reserves at
 December 31, 1998               2,853.4(a)    2,375.5    5,228.9(a)

                               United States   Foreign   Total

Liquids (MBbl)(b)
Net proved reserves at
 December 31, 1995                 25,399      24,997    50,396
  Revisions of previous
   estimates                          339       2,026     2,365
  Purchases in place                  312           2       314
  Extensions, discoveries and
   other additions                  7,103       3,779    10,882
  Sales in place                     (447)       (121)     (568)
  Production                       (3,830)     (4,272)   (8,102)
Net proved reserves at
 December 31, 1996                 28,876      26,411    55,287
  Revisions of previous
   estimates                        3,515         213     3,728
  Purchases in place                  127       1,123     1,250
  Extensions, discoveries and
   other additions                  6,037      21,713    27,750
  Sales in place                   (1,683)          -    (1,683)
  Production                       (5,223)     (3,458)   (8,681)
Net proved reserves at
 December 31, 1997                 31,649      46,002    77,651
  Revisions of previous
   estimates                         (152)      1,583     1,431
  Purchases in place                3,104           -     3,104
  Extensions, discoveries and
   other additions                  9,396      24,467    33,863
  Sales in place                   (1,039)          -    (1,039)
  Production                       (6,131)     (4,309)  (10,440)
Net proved reserves at
 December 31, 1998                 36,827      67,743   104,570

(a) Includes 1,180 Bcf related to net proved deep Paleozoic natural gas reserves.
(b) Includes crude oil, condensate and natural gas liquids.

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ON FINANCIAL STATEMENT SCHEDULE


To Enron Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Enron Corp. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 5, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





                              Arthur Andersen LLP

Houston, Texas
March 5, 1999

                                                                SCHEDULE II

                       ENRON CORP. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                               (In Millions)

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

1998
Reserves deducted from
 assets from price risk
 management activities              $282        $141         $  -         $ 98             $325

Reserves for regulatory issues       262          15           27           57              247

Other reserves(a)                     45          20            1           17               49

1997
Reserves deducted from
 assets from price risk
 management activities              $249        $ 50         $  6         $ 23             $282

Reserves for regulatory issues         8          28          249           23              262

Other reserves(a)                     35          13            3            6               45

1996
Reserves deducted from
 assets from price risk
 management activities              $207        $ 87         $ (8)        $ 37             $249

Reserves for regulatory issues        51           1            -           44                8

Other reserves(a)                     36          15            -           16               35

(a) Consists of allowance for doubtful accounts and reserve for insurance claims and losses.

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 1999.

                              ENRON CORP.
                              (Registrant)



                              By:  RICHARD A. CAUSEY
                                   (Richard A. Causey)
                                   Senior Vice President,
                                   Chief Accounting, Information
                                   and Administrative Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below on March 29, 1999 by the following persons on behalf of the Registrant and in the capacities indicated.


       Signature                  Title

     KENNETH L. LAY           Chairman of the Board, Chief
     (Kenneth L. Lay)         Executive Officer and Director
                              (Principal Executive Officer)

     RICHARD A. CAUSEY        Senior Vice President, Chief Accounting,
    (Richard A. Causey)       Information and Administrative Officer
                              (Principal Accounting Officer)

     ANDREW S. FASTOW         Senior Vice President and Chief
    (Andrew S. Fastow)        Financial Officer
                              (Principal Financial Officer)

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

    KEN L. HARRISON*          Director
   (Ken L. Harrison)

    ROBERT K. JAEDICKE*       Director
   (Robert K. Jaedicke)

   CHARLES A. LeMAISTRE*      Director
  (Charles A. LeMaistre)

     JEROME J. MEYER*         Director
    (Jerome J. Meyer)

    JEFFREY K. SKILLING*      Director and President and Chief
   (Jeffrey K. Skilling)      Operating Officer

     JOHN A. URQUHART*        Director
    (John A. Urquhart)

      JOHN WAKEHAM*           Director
     (John Wakeham)

     CHARLS E. WALKER*        Director
    (Charls E. Walker)

   HERBERT S. WINOKUR, JR.*   Director
  (Herbert S. Winokur, Jr.)




*By:  PEGGY B. MENCHACA
     (Peggy B. Menchaca)
(Attorney-in-fact for persons indicated)