Form 10-Q
period 1999-03-31
ENRON CORP/OR/
filed 1999-05-14
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1999



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

            Class               Outstanding at April 30, 1999

  Common Stock, No Par Value          353,624,090 shares






                          1 of 33

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                         Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Condensed Income Statement - Three
         Months Ended March 31, 1999 and 1998                 3
        Consolidated Balance Sheet - March 31, 1999
         and December 31, 1998                                4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 1999 and 1998                 6
        Notes to Consolidated Financial Statements            7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations    14


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                 32

   ITEM 2. Changes in Securities and Use of Proceeds         32

   ITEM 6. Exhibits and Reports on Form 8-K                  32

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                    1999        1998

Revenues                                          $7,632      $5,682
Costs and Expenses
  Cost of gas, electricity and other products      6,300       4,559
  Operating expenses                                 645         437
  Oil and gas exploration expenses                    25          34
  Depreciation, depletion and amortization           215         182
  Taxes, other than income taxes                      62          58
                                                   7,247       5,270
Operating Income                                     385         412
Other Income and Deductions
  Equity in earnings of unconsolidated affiliates     68          44
  Gains on sales of assets and investments            12           -
  Other income, net                                   68          15
Income before Interest, Minority Interests
 and Income Taxes                                    533         471
Interest and Related Charges, net                    175         133
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                           19          19
Minority Interests                                    33          25
Income Taxes                                          53          80
Net Income Before Cumulative Effect of
 Accounting Changes                                  253         214
Cumulative Effect of Accounting Changes,
 net of tax                                         (131)          -
Net Income                                           122         214
Preferred Stock Dividends                              4           4

Earnings on Common Stock                          $  118      $  210

Earnings per Share of Common Stock
  Basic
     Before Cumulative Effect of
      Accounting Changes                          $ 0.73      $ 0.69
     Cumulative Effect of Accounting Changes       (0.38)          -
     Basic Earnings per Share                     $ 0.35      $ 0.69

  Diluted
     Before Cumulative Effect of
      Accounting Changes                          $ 0.68      $ 0.65
     Cumulative Effect of Accounting Changes       (0.35)          -
     Diluted Earnings per Share                   $ 0.33      $ 0.65

Average Number of Common Shares Used
 in Computation
  Basic                                              342         305
  Diluted                                            372         330



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  March 31,  December 31,
                                                     1999        1998

ASSETS

Current Assets
  Cash and cash equivalents                      $   296     $   111
  Trade receivables (net of allowance for
   doubtful accounts of $14 and $14,
   respectively)                                   2,190       2,060
  Other receivables                                1,344         833
  Assets from price risk management activities     1,554       1,904
  Inventories                                        458         514
  Other                                              603         511
     Total Current Assets                          6,445       5,933

Investments and Other Assets
  Investments in and advances to unconsolidated
   affiliates                                      4,632       4,433
  Assets from price risk management activities     2,271       1,941
  Goodwill                                         2,690       1,949
  Other                                            5,076       4,437
     Total Investments and Other Assets           14,669      12,760

Property, Plant and Equipment, at cost
  Exploration and Production, successful
   efforts method                                  4,903       4,814
  Transportation and Distribution                  5,522       5,481
  Wholesale Energy Operations and Services         6,046       4,858
  Retail Energy Services                             158         141
  Corporate and Other                                568         498
                                                  17,197      15,792
  Less accumulated depreciation, depletion
   and amortization                                5,612       5,135
     Property, Plant and Equipment, net           11,585      10,657

Total Assets                                     $32,699     $29,350



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                March 31,   December 31,
                                                   1999         1998

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $ 2,694     $ 2,380
  Liabilities from price risk
   management activities                           1,542       2,511
  Other                                            1,408       1,216
     Total Current Liabilities                     5,644       6,107

Long-Term Debt                                     9,419       7,357

Deferred Credits and Other Liabilities
  Deferred income taxes                            2,194       2,357
  Liabilities from price risk
   management activities                           1,852       1,421
  Other                                            1,640       1,916
     Total Deferred Credits and
      Other Liabilities                            5,686       5,694

Minority Interests                                 2,125       2,143

Company-Obligated Preferred Securities
 of Subsidiaries                                   1,001       1,001

Shareholders' Equity
  Second preferred stock, cumulative,
   no par value                                      131         132
  Series A Junior Voting Convertible
   Preferred Stock, no par value                   1,000           -
  Common stock, no par value                       6,249       5,117
  Retained earnings                                2,256       2,226
  Accumulated other comprehensive income            (711)       (162)
  Common stock held in treasury                      (50)       (195)
  Other                                              (51)        (70)
     Total Shareholders' Equity                    8,824       7,048

Total Liabilities and Shareholders' Equity       $32,699     $29,350



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                    Three Months Ended
                                                        March 31,
                                                    1999        1998

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                     $   122       $ 214
  Cumulative effect of accounting changes,
   net of tax                                        131           -
  Depreciation, depletion and amortization           215         182
  Oil and gas exploration expenses                    25          34
  Deferred income taxes                                2          54
  Gains on sales of assets and investments           (40)        (27)
  Changes in components of working capital          (556)       (158)
  Net assets from price risk management
   activities                                       (518)       (249)
  Merchant assets and investments:
     Realized gains on sales                         (22)        (48)
     Proceeds from sales                              26         134
     Additions                                       (96)       (103)
  Other operating activities                          51          17
Net Cash Provided by (Used in) Operating
 Activities                                         (660)         50
Cash Flows From Investing Activities
  Capital expenditures                              (519)       (288)
  Equity investments                                (409)        (49)
  Proceeds from sales of investments and
   other assets                                       43           3
  Business acquisitions, net of cash acquired        (38)          -
  Other investing activities                        (207)       (158)
Net Cash Used in Investing Activities             (1,130)       (492)
Cash Flows From Financing Activities
  Issuance of long-term debt                         114           -
  Repayment of long-term debt                        (68)        (42)
  Net increase in short-term borrowings            1,119         623
  Issuance of common stock                           839           2
  Dividends paid                                    (113)        (99)
  Net disposition of treasury stock                  119           3
  Other financing activities                         (35)        (42)
Net Cash Provided by Financing Activities          1,975         445
Increase in Cash and Cash Equivalents                185           3
Cash and Cash Equivalents, Beginning of Period       111         170
Cash and Cash Equivalents, End of Period         $   296       $ 173

Changes in Components of Working Capital
  Receivables                                    $  (549)      $ (54)
  Inventories                                         56         (27)
  Payables                                           159         (44)
  Other                                             (222)        (33)
     Total                                       $  (556)      $(158)



The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron's Annual Report on Form 10-K for the year ended December 31, 1998 (Form 10-K).

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

   Certain reclassifications have been made in the 1998 amounts to conform with the 1999 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In material respects, the businesses of Enron are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

   In the first quarter of 1999, Enron recorded an after-tax charge of $131 million to reflect the initial adoption (as of January 1, 1999) of two new accounting pronouncements.

   In 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that costs for all start-up activities and organization costs be expensed as incurred and not capitalized in certain instances, as had previously been allowed. Also in 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities" (EITF 98-10), requiring energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The charge was primarily related to the adoption of SOP 98-5.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first quarter of 1999 and 1998 was $11 million and $21 million, respectively. Cash paid for interest for the same periods, net of amounts capitalized, was $185 million and $130 million, respectively.

   Non-Cash Activity. Following the acquisition of an additional 53% interest in Elektro Eletricidade e Servicos
S.A. (Elektro), Enron discontinued the use of temporary control in accounting for its interest in Jacare Electrical
Distribution Trust (Jacare), the entity that holds Enron's investment in Elektro. As a result, Jacare has been consolidated effective January 1, 1999. Jacare's balance sheet at that date consisted of net assets of approximately
$1,160 million, including goodwill of approximately $1,080 million, net property, plant and equipment of approximately
$820 million and debt of approximately $900 million.
In addition, as of January 1, 1999, Enron's investment in unconsolidated affiliates decreased by approximately $450 million and minority interests increased by approximately
$720 million.

   In March 1999, a joint venture that holds 250,000 shares of Enron Series A Junior Convertible Preferred Stock was amended to allow, among other things, control to be shared equally between Enron and the third-party investor. Consequently, the joint venture's financial statements are no longer consolidated by Enron, resulting in an increase in Enron's investment in unconsolidated affiliates of approximately $500 million, an increase in preferred stock of $1,000 million and a decrease in minority interests of $500 million.

   During the first quarter of 1999, Enron issued approximately 3.8 million shares of common stock in connection with the acquisition, by an unconsolidated affiliate, of interests in three power plants in New Jersey.

4.  LITIGATION AND OTHER CONTINGENCIES

   Enron is a party to various claims and litigation, the significant items of which are discussed below. Although no assurances can be given, Enron believes, based on its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on Enron's financial position or its results of operations.

   Litigation. In 1995, several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas, against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that the Enron Defendants violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The trial court has certified a class action with respect to ratability claims. On April 30, 1999, the Texas Supreme Court granted Enron's petition for review and agreed to consider Enron's appeal of the class certification. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

   On November 21, 1996, an explosion occurred in or around the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan), an Enron subsidiary, operated a propane/air distribution system in the vicinity. Although San Juan did not provide service to the building, the National Transportation Safety Board (NTSB) concluded that the probable cause of the incident was propane leaking from San Juan's distribution system. San Juan and Enron strongly disagree. The NTSB found no path of migration of propane from San Juan's system to the building and no forensic evidence that propane fueled the explosion. Enron, San Juan, and four San Juan affiliates have been named, along with several third parties, as defendants in numerous lawsuits filed in U.S. District Court for the district of Puerto Rico and the Superior Court of Puerto Rico. These suits, which seek damages for wrongful death, personal injury, business interruption and property damage, allege that negligence of Enron, San Juan and its affiliates, among others, caused the explosion. Enron, San Juan and its affiliates are vigorously contesting the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

   Trojan Investment Recovery. In early 1993, Portland General Electric Company (PGE) ceased commercial operation of the Trojan Nuclear Plant (Trojan). In April 1996 a circuit court judge in Marion County, Oregon, found that the Oregon Public Utility Commission (OPUC) could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and was stayed pending the appeal of the Commission's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals. On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

   PGE has filed a petition for review with the Oregon Supreme Court. The OPUC has also filed such a petition for review. Also on August 26, 1998, the Utility Reform Project filed a petition for review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan. On April 29, 1999, the Oregon Supreme Court accepted the petitions for review of the Oregon Court of Appeals decision. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

   Enron has also received from the EPA an Order issued under CERCLA alleging that Enron and two other parties are responsible for the cost of demolition and proper disposal of two 110 foot towers that apparently had been used in the manufacture of carbon dioxide at a site called the "City Bumper Site" in Cincinnati, Ohio. The carbon dioxide plant, according to agency documents, was in operation from 1926 to 1966. Houston Natural Gas Corporation, a predecessor of Enron Corp., merged with Liquid Carbonic Industries (LCI) on January 31, 1969. Liquid Carbonic Corporation (LCC), a subsidiary of LCI, had title to the site. Twenty-eight days after the merger, on February 28, 1969, the site was sold to a third party. In 1984, LCC was sold to an unaffiliated party in a stock sale. Although Enron does not admit liability with respect to any costs at this site, it agreed to cooperate with the EPA and other potentially responsible parties to undertake the work contemplated by EPA's Order. The tower demolition and removal activities were completed in October 1998, and a final project report has been submitted to the EPA. Enron does not expect to incur material expenditures in connection with this site.

   Enron's natural gas pipeline companies conduct soil and groundwater remediation of a number of their facilities.
Enron does not expect to incur material expenditures in connection with soil and groundwater remediation.

5. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                Three Months Ended
                                                      March 31,
                                                   1999      1998

Numerator:
  Basic
     Income before cumulative effect of
      accounting changes                          $ 253     $ 214
     Preferred stock dividends                       (4)       (4)
     Income available to common shareholders        249       210
     Cumulative effect of accounting changes       (131)        -
     Net income available to common
      shareholders                                $ 118     $ 210
  Diluted
     Income available to common shareholders      $ 249     $ 210
     Effect of dilutive securities:
       Preferred stock dividends                      4         4
     Income before cumulative effect of
      accounting changes                            253       214
     Cumulative effect of accounting changes       (131)        -
     Net income available to common
      shareholders after assumed conversion       $ 122     $ 214

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                  342       305
  Effect of dilutive securities:
     Preferred stock                                 18        18
     Stock options                                   12         7
  Dilutive potential common shares                   30        25
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                   372       330

Basic earnings per share:
  Before cumulative effect of
   accounting changes                             $0.73     $0.69
  Cumulative effect of accounting changes         (0.38)        -
  Basic earnings per share                        $0.35     $0.69

Diluted earnings per share:
  Before cumulative effect of
   accounting changes                             $0.68     $0.65
  Cumulative effect of accounting changes         (0.35)        -
  Diluted earnings per share                      $0.33     $0.65

6. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                             First Quarter
                                             1999      1998

Earnings on common stock                    $ 118     $ 210
Other comprehensive income:
  Foreign currency translation adjustment    (549)       (1)
Total comprehensive income (loss)           $(431)    $ 209

   Enron has investments in entities whose functional currency is denominated in Brazilian Reals. During the first quarter of 1999, the exchange rate for the Brazilian
Real to the U.S. dollar declined. Primarily as a result of these investments, Enron recorded a non-cash foreign currency translation adjustment, reducing shareholders' equity by $549 million in the first quarter of 1999.

7. BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Management Committee, which serves as the chief operating decision making group.

                                                               Wholesale
                                Exploration   Transportation    Energy        Retail    Corporate
                                    and            and         Operations     Energy       and
(In Millions)                    Production    Distribution   and Services   Services    Other(c)   Total

Three Months Ended
 March 31, 1999

Unaffiliated revenues(a)          $  149          $  477         $6,516       $  363      $  127    $7,632
Intersegment revenues(b)              54               4             79            7        (144)        -
  Total revenues                  $  203          $  481         $6,595       $  370      $  (17)   $7,632
Income (loss) before interest,
 minority interests and
 income taxes                     $   12          $  218         $  320       $  (31)     $   14    $  533

Three Months Ended
 March 31, 1998

Unaffiliated revenues(a)          $  198          $  502         $4,738       $  195      $   49    $5,682
Intersegment revenues(b)              33               6            134           11        (184)        -
  Total revenues                  $  231          $  508         $4,872       $  206      $ (135)   $5,682
Income (loss) before interest,
 minority interests and
 income taxes                     $   43          $  205         $  249       $  (27)     $    1    $  471

(a) Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) Includes consolidating eliminations.

   Total assets by segment are as follows (in millions):

                                   March 31,  December 31,
                                      1999        1998

Exploration and Production         $ 2,980      $ 3,001
Transportation and Distribution      7,693        7,616
Wholesale Energy Operations
 and Services                       17,362       14,837
Retail Energy Services                 708          747
Corporate and Other                  3,956        3,149
   Total Assets                    $32,699      $29,350

   The increase in the assets of the Wholesale Energy
Operations and Services segment is primarily a result of the consolidation of Jacare, previously an unconsolidated affiliate (see Note 3), and additions of approximately $300 million related to the construction of power plants in North
America.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

First Quarter 1999
vs. First Quarter 1998

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's first quarter 1999 net income, excluding the cumulative effect of accounting changes, was $253 million compared to $214 million in the first quarter of 1998. Enron's operating segments include Exploration and Production (Enron Oil & Gas Company), Transportation and Distribution (Gas Pipeline Group and Portland General), Wholesale Energy Operations and Services (Enron Capital & Trade Resources and Enron International), Retail Energy Services (Enron Energy Services) and Corporate and Other, which includes certain new businesses. In the first quarter of 1999, Enron recognized a charge of $131 million (net of tax) as a cumulative effect of accounting changes.

   Basic and diluted earnings per share of common stock were as follows:

                                             First Quarter
                                             1999      1998

Basic earnings per share:
  Before cumulative effect of accounting
   changes                                  $ 0.73    $ 0.69
  Cumulative effect of accounting changes    (0.38)        -
Reported basic earnings per share           $ 0.35    $ 0.69

Diluted earnings per share:
  Before cumulative effect of accounting
   changes                                  $ 0.68    $ 0.65
  Cumulative effect of accounting changes    (0.35)        -
Reported diluted earnings per share         $ 0.33    $ 0.65

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                           First Quarter
                                           1999      1998

Exploration and Production                 $ 12      $ 43
Transportation and Distribution:
  Gas Pipeline Group                        126       126
  Portland General                           92        79
Wholesale Energy Operations and Services    320       249
Retail Energy Services                      (31)      (27)
Corporate and Other                          14         1
  Income before interest,
   minority interests and taxes            $533      $471

Exploration and Production
   Enron's exploration and production operations are conducted by Enron Oil & Gas Company (EOG). IBIT of
Exploration and Production totaled $12 million and $43 million for the first quarter of 1999 and 1998, respectively.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                               First Quarter
                                               1999      1998

Natural gas volumes (MMcf/d)(a)
  North America                                 781       745
  Trinidad                                      152       109
  India                                          71        47
     Total                                    1,004       901
Average natural gas prices ($/Mcf)
  North America                                1.58      1.93
  Trinidad                                     1.06      1.09
  India                                        1.96      2.70
     Composite                                 1.53      1.86
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                15.8      15.3
  Trinidad                                      2.8       2.8
  India                                         7.1       4.2
     Total                                     25.7      22.3
Average crude oil/condensate prices ($/Bbl)
  North America                               11.39     14.55
  Trinidad                                     9.63     14.03
  India                                        9.79     15.33
     Composite                                10.76     14.64

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                           First Quarter
                                           1999      1998

Net revenues                               $182      $206
Operating expenses                           48        42
Exploration expenses                         25        34
Depreciation, depletion and amortization     82        72
Taxes, other than income taxes               14        14
  Operating income                           13        44
Other income, net                            (1)       (1)
  Income before interest, minority
   interests and taxes                     $ 12      $ 43

Net Revenues
   Exploration and Production's revenues, net of sales in connection with natural gas marketing, decreased $24 million in the first quarter of 1999 as compared to the same period in 1998. The decline is primarily a result of decreased gains on sales of reserves and related assets and decreased revenues from other marketing activities, including natural gas and crude oil hedging and trading transactions. Gains on sales of reserves and related assets and other, net totaled $1 million in the first three months of 1999 as compared to $14 million in the same period of 1998. Other marketing activities resulted in a net decrease in revenues of $8 million in the first quarter of 1999 compared to an increase of $2 million in the same period in 1998.

   Wellhead revenues, including the results of corporate hedging activities, were unchanged from the same period a year ago. Increased production volumes of natural gas and crude oil and condensate were offset by lower average wellhead prices worldwide (including corporate hedges) for natural gas and crude oil and condensate.

Costs and Expenses
   Operating expenses increased in the first quarter of 1999 compared to the same period in 1998 primarily as a result of expanded operations and settlement of certain commercial disputes with third parties. Depreciation, depletion and amortization increased in the same period primarily as a result of increased production.

   Exploration expenses decreased primarily due to decreased exploration activities in North America.

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

   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                          First Quarter
                                          1999      1998

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                   4,544     4,476
  Transwestern Pipeline                  1,531     1,668
  Florida Gas Transmission               1,225     1,168
  Northern Border Pipeline               2,485     1,839

(a) Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                         First Quarter
                                         1999      1998

Net revenues                             $181      $192
Operating expenses                         61        69
Depreciation and amortization              17        16
Equity in earnings                          8        11
Other income, net                          15         8
  Income before interest and taxes       $126      $126

Operating Results
   Revenues, net of cost of sales, and operating expenses of Gas Pipeline Group (GPG) declined $11 million (6%) and $8 million (12%), respectively, in the first quarter of 1999 as compared to the same period in 1998. The decreases are primarily due to the expiration, in October 1998, of certain transition cost recovery surcharges which caused a reduction in revenues and a corresponding decrease in expenses. With over 80% of its revenues derived from demand charges, GPG should continue to provide stable earnings and cash flows in 1999.

   Portland General. Statistics for PGE for the first quarter of 1999 and 1998 are as follows:

                                               First Quarter
                                               1999      1998

Electricity Sales (Thousand MWh)(a)
  Residential                                 2,342     2,076
  Commercial                                  1,816     1,654
  Industrial                                  1,020       891
     Total Retail                             5,178     4,621
  Wholesale                                   1,338     3,575
     Total Electricity Sales                  6,516     8,196

Average Rate (Thousand MWh)(a)
  Residential                                  5.73      5.91
  Commercial                                   4.91      5.07
  Industrial                                   3.49      3.43
     Total Retail                              5.00      5.13
  Wholesale                                    1.88      1.82
     Total Sales                               4.36      3.68

Resource Mix
  Coal                                           18%       15%
  Combustion Turbine                              4         7
  Hydro                                          13         9
     Total Generation                            35        31
  Firm Purchases                                 47        65
  Secondary Purchases                            18         4
     Total Resources                            100%      100%

Average Variable Power Cost
 (Mills/KWh)(b)
   Generation                                   8.0       7.0
   Firm Purchases                              16.7      16.3
   Secondary Purchases                         15.0      14.2
     Total Average Variable Power Cost         15.0      14.4

Retail Customers (end of period, thousands)     708       688

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                         First Quarter
                                         1999      1998

Revenues                                 $299      $320
Purchased power and fuel                  100       124
Operating expenses                         70        76
Depreciation and amortization              46        44
Other income, net                           9         3
  Income before interest and taxes       $ 92      $ 79

Operating Results
   Revenues and purchased power and fuel costs decreased $21 million and $24 million, respectively, in the first quarter of 1999 as compared to the first quarter of 1998, primarily as a result of the transfer of the majority of Portland General's electricity wholesale business to the Enron Wholesale segment. The impact of this transfer was partially offset by increased retail revenues and generation costs caused by an increase in total retail customers and colder weather during the first quarter of 1999.

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

   The following table reflects IBIT for each business line
(in millions):

                                         First Quarter
                                         1999      1998

Commodity Sales and Services             $224      $129
Energy Assets and Investments             136       151
Unallocated expenses                      (40)      (31)
  Income before interest, minority
   interests and taxes                   $320      $249

   The following discussion analyzes the contributions to IBIT for each of the business lines.

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

   Enron Wholesale markets and transports a substantial quantity of energy commodities as reflected in the following table (including intercompany amounts):

                                               First Quarter
                                               1999      1998

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               9,088     7,276
  Canada                                      3,954     2,876
  Europe                                      1,792     1,125
  Other                                           7         1
                                             14,841    11,278
Transport Volumes                               556       450
     Total Gas Volumes                       15,397    11,728
Oil                                           3,704     1,756
Liquids                                         580       654
Electricity(c)                                9,594     8,262
     Total                                   29,275    22,400

Electricity Volumes Marketed (Thousand MWh)
  United States                              85,962    74,272
  Europe                                        297        82
  Other                                          87         -
     Total                                   86,346    74,354

Financial Settlements (Notional) (BBtue/d)   94,974    69,918

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d utilizing the input method.

     The earnings from commodity sales and services increased 74% in the first quarter of 1999 as compared to the same period of 1998 primarily due to increased profits from power and gas marketing resulting from a more than 30% increase in volumes as well as favorable changes in energy and credit markets worldwide, partially offset by higher expenses.

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

   Earnings from energy assets and investments decreased 10% in the first quarter of 1999 as compared to the same period in 1998 primarily as a result of decreased earnings from the management of Enron Wholesale's merchant investments, partially offset by higher earnings from international energy asset operations and increased construction profits.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1999 due to continued expansion into new markets and system upgrades.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending
Enron's energy expertise to end-use customers. This includes sales of natural gas, electricity and energy management services directly to commercial and industrial customers. In the first quarter of 1999, Energy Services continued to make significant progress in expanding its customer base and contracting activities by executing several significant commodity and services contracts with new customers. Energy Services reported an operating loss before interest, minority interest and taxes of $31 million in the first quarter of 1999 compared to a loss of $27 million in the first quarter of 1998. These results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services.

Corporate and Other
   Corporate and Other includes results of Azurix Corp., which provides water and wastewater services, Enron
Communications, Inc. (ECI), which delivers high content media to business customers, Enron Renewable Energy Corp.
(EREC), EOTT Energy Corp. (EOTT) and the operations of
Enron's methanol and MTBE plants. Corporate and Other realized IBIT of $14 million in the first quarter of 1999 compared to $1 million for the same period in 1998. The increase is primarily the result of increased earnings from EREC related to the sale of certain facilities.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $13 million and $6 million for the first three months of 1999 and 1998, respectively. The net expense increased $42 million in the first quarter of 1999 as compared to the same period of 1998, primarily due to an increase of approximately $2.1 billion in debt, including approximately $900 million due to the consolidation of Jacare, the entity that holds Enron's investment in Elektro
(see Note 3 to the Consolidated Financial Statements).

Minority Interests
   Minority interests increased $8 million to $33 million in the first quarter of 1999 compared to the same period in 1998, primarily due to the minority owner's share of the results of Jacare prior to the purchase of additional shares of Elektro (see Note 3 to the Consolidated Financial Statements), and the limited partner's share of earnings related to a partnership created in December 1998, partially offset by decreased net income from EOG in the first quarter of 1999.

Income Tax Expense
   The projected effective tax rate for 1999 is lower than the statutory rate mainly due to equity earnings and differences between the book and tax basis of certain assets and stock sales. In addition, income taxes decreased during the first quarter of 1999 as compared to the first quarter of 1998 primarily as a result of a settlement of an IRS audit issue.

Cumulative Effect of Accounting Changes

   In the first quarter of 1999, Enron recorded an after-tax charge of $131 million to reflect the initial adoption (as of January 1, 1999) of SOP 98-5 and EITF 98-10. See Note 2 to the Consolidated Financial Statements.

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

   As of May 3, 1999, Enron and all its business units were at various stages in implementation of the Plan, as shown in the following tables. The first table deals with the Enron business units' mission-critical internal systems (including embedded chips) and the second deals with the business units' mission-critical Outside Systems of Outside Entities. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Internal Items)

                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Exploration and
Production                   C            C          C           IP         IP         IP            IP
Transportation
and Distribution:
 Gas Pipeline Group          C            C          C           IP         IP         IP            IP
 Portland General            C            C          C           IP         IP         IP            IP
Wholesale:
 Domestic                    C            C          C           IP         IP         IP            IP
 Europe                      C            C          C           C          IP         IP            IP
 Other International         C            C          C           IP         IP         IP            IP
Retail Energy Services       C            C          C           C          IP         IP            IP
Corporate and Other          C            C          C           IP         IP         IP            IP

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Exploration and
Production                   C            IP         IP          IP         IP         IP            IP
Transportation
and Distribution:
 Gas Pipeline Group          C            C          C           IP         IP         IP            IP
 Portland General            C            C          C           IP         IP         IP            IP
Wholesale:
 Domestic                    C            C          IP          IP         IP         IP            IP
 Europe                      C            C          C           IP         IP         IP            IP
 Other International         C            C          IP          IP         IP         IP            IP
Retail Energy Services       C            C          C           C          IP         IP            IP
Corporate and Other          C            C          C           IP         IP         IP            IP

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

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Internal Items)

                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Exploration and
Production(a)              12/98        3/99        3/99        6/99       9/99       9/99          9/99
Transportation and
Distribution:
 Gas Pipeline Group(a)     12/98        1/99        4/99        6/99       7/99       8/99          6/99
 Portland General          12/97        10/98       10/98       6/99       6/99       6/99          6/99
Wholesale(a):
 Domestic                  6/98         8/98        12/98       6/99       6/99       6/99          6/99
 Europe                    7/98         8/98        8/98        4/99       5/99       7/99          7/99
 Other International       3/99         3/99        4/99        6/99       7/99       8/99          6/99
Retail Energy Services(a)  1/99         2/99        3/99        4/99       5/99       7/99          7/99
Corporate and Other(b)     2/99         2/99        3/99        6/99       6/99       6/99          6/99


Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Exploration and
Production                 3/99         6/99        6/99        9/99       9/99       9/99          9/99
Transportation and
Distribution:
 Gas Pipeline Group        11/98        1/99        4/99        5/99       5/99       6/99          6/99
 Portland General          10/98        11/98       11/98       6/99       6/99       6/99          6/99
Wholesale:
 Domestic                  7/98         3/99        5/99        7/99       9/99       9/99          9/99
 Europe                    6/98         7/98        3/99        8/99       8/99       8/99          8/99
 Other International       2/99         2/99        5/99        6/99       7/99       8/99          6/99
Retail Energy Services     1/99         1/99        3/99        4/99       5/99       6/99          6/99
Corporate and Other(b)     10/98        3/99        3/99        6/99       6/99       6/99          6/99

(a) The estimated completion date for the majority of the mission-critical internal items is 6/99 or before.
(b) Excludes operations recently acquired by EOTT. Including the acquisition, the completion date for mission-critical internal items will be two months later, and the completion date for mission-critical outside entities will be four months later.

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

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

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

FINANCIAL CONDITION

Cash Flows

                                         First Quarter
(In Millions)                            1999      1998

Cash provided by (used in):
   Operating activities                $  (660)    $  50
   Investing activities                 (1,130)     (492)
   Financing activities                  1,975       445

   Cash used in operating activities totaled $660 million during the first three months of 1999 as compared to cash provided of $50 million in the same period last year. The change in cash from operating activities in the first quarter of 1999 reflects an increase in net assets from price risk management activities and higher working capital requirements.

   Cash used in investing activities totaled $1,130 million during the first quarter of 1999 as compared to $492 million during the same period in 1998. The 1999 amount reflects increased cash used for capital expenditures, primarily related to power plant construction in North America, and equity investments, primarily in South Korea and Panama.

   Cash provided by financing activities totaled $1,975 million during the first quarter of 1999 as compared to $445 million during the same period in 1998. The first three months of 1999 includes net proceeds of approximately $839 million from the public offering of 13.8 million shares of Enron common stock and net issuances of short- and long-term debt of $1,165 million. Proceeds were primarily used to fund investment activities.

   Following the acquisition of an additional 53% interest in Elektro, Enron discontinued the use of temporary control in accounting for Jacare. In addition, a joint venture was amended, causing the joint venture's financial statements to be deconsolidated. These changes resulted in non-cash activity to certain balance sheet lines. See Note 3 to the Consolidated Financial Statements.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

Capitalization

   Total capitalization at March 31, 1999 was $21.4 billion. Debt as a percentage of total capitalization increased to 44.1% at March 31, 1999 as compared to 41.9% at December 31, 1998. The increase reflects increased debt (including approximately $900 million of debt related to the consolidation of Jacare) and a reduction in equity due to foreign currency translation adjustments, partially offset by equity issuances. The foreign currency translation adjustment, which resulted in a reduction of shareholders' equity by $549 million, was primarily related to the devaluation of the Brazilian Real. Common equity was issued in February 1999 through a public offering (13.8 million shares) and in connection with the acquisition, through an unconsolidated affiliate, of interests in three power plants in New Jersey (3.8 million shares).

FINANCIAL RISK MANAGEMENT

   Enron Wholesale's business offers price risk management services primarily related to commodities associated with the energy sector (natural gas, crude oil, natural gas liquids and electricity). Enron's other businesses also enter into forwards, swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production and other contractual commitments. For a complete discussion of the types of financial risk management products used by Enron, the types of market risks associated with Enron's portfolio of transactions, and the methods used by Enron to manage market risks, see Enron's Annual Report on Form 10-K for the year ended December 31, 1998.

   Enron's value at risk for commodity price risk for its trading business increased 25% to $25 million at March 31, 1999 as compared to $20 million at December 31, 1998. This increase is attributable to increased natural gas and crude oil prices, combined with a seasonal increase in the price volatility for electricity.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Enron believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved.
Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries; the ability of Enron to penetrate new retail natural gas and electricity markets in the United States and Europe; the timing and extent of deregulation of energy markets in the United States and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of EOG's success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline, water and other infrastructure projects; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; Enron's success in implementing its Year 2000 Plan, the effectiveness of Enron's Year 2000 Plan and the Year 2000 readiness of Outside Entities; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward looking statements, which will depend on general market conditions and Enron's ability to maintain or increase the credit ratings for its unsecured senior long-term debt obligations.

                 PART II. OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

See Part I. Item 1, Note 4 to Consolidated Financial
Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 2. Changes in Securities and Use of Proceeds

(c)  Recent Sales of Unregistered Securities

     During the first quarter of 1999, pursuant to a private placement exemption from the registration requirements of the Securities Act of 1933, Enron issued 3,825,921 shares of common stock in connection with the acquisition, by an unconsolidated affiliate, of interests in three power plants in New Jersey.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed March 18, 1999, containing Enron Corp. Consolidated Financial
     Statements for the year ended December 31, 1998.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  May 13, 1999        By: Richard A. Causey
                               Richard A. Causey
                               Senior Vice President and Chief
                                Accounting, Information and
                                Administrative Officer
                               (Principal Accounting Officer)