Form 10-Q
period 1999-06-30
ENRON CORP/OR/
filed 1999-08-16
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1999



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

            Class                Outstanding at July 31, 1999

  Common Stock, No Par Value          356,916,343 shares







                           1 of 43

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Income Statement - Three
           Months Ended June 30, 1999 and 1998 and
           Six Months Ended June 30, 1999 and 1998             3
       Consolidated Balance Sheet - June 30, 1999
           and December 31, 1998                               4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 1999 and 1998                 6
       Notes to Consolidated Financial Statements              7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations      16

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  41

   ITEM 4. Submission of Matters to a Vote of Security
           Holders                                            41

   ITEM 6. Exhibits and Reports on Form 8-K                   42

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)


                                              Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                                1999      1998      1999      1998

Revenues                                       $9,672    $6,557   $17,304   $12,239
Costs and Expenses
  Cost of gas, electricity and
   other products                               8,347     5,528    14,647    10,087
  Operating expenses                              780       570     1,425     1,007
  Oil and gas exploration expenses                 20        26        45        60
  Depreciation, depletion and amortization        236       190       451       372
  Taxes, other than income taxes                   56        45       118       103
                                                9,439     6,359    16,686    11,629

Operating Income                                  233       198       618       610
Other Income and Deductions
  Equity in earnings of unconsolidated
   affiliates                                     163       109       231       153
  Gains on sales of assets and investments          -         4        12         4
  Other income, net                                73        34       141        49
Income Before Interest, Minority Interests
 and Income Taxes                                 469       345     1,002       816
Interest and Related Charges, net                 175       131       350       264
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                        19        20        38        39
Minority Interests                                 23        19        56        44
Income Tax                                         30        30        83       110
Net Income Before Cumulative Effect of
 Accounting Changes                               222       145       475       359
Cumulative Effect of Accounting Changes,
 net of tax                                         -         -     (131)         -
Net Income                                        222       145       344       359
Preferred Stock Dividends                          19         5        23         9
Earnings on Common Stock                       $  203    $  140   $   321   $   350

Earnings Per Share of Common Stock
  Basic
     Before Cumulative Effect of Accounting
      Changes                                  $ 0.57    $ 0.44   $  1.30   $  1.12
     Cumulative Effect of Accounting Changes        -         -     (0.38)        -
     Basic Earnings per Share                  $ 0.57    $ 0.44   $  0.92   $  1.12
  Diluted
     Before Cumulative Effect of Accounting
      Changes                                  $ 0.54    $ 0.42   $  1.22   $  1.06
     Cumulative Effect of Accounting Changes        -         -     (0.35)        -
     Diluted Earnings per Share                $ 0.54    $ 0.42   $  0.87   $  1.06

Average Number of Common Shares Used in
 Computation
  Basic                                           354       319       348       312
  Diluted                                         386       346       379       338

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  June 30,  December 31,
                                                    1999        1998

ASSETS

Current Assets
  Cash and cash equivalents                      $   286     $   111
  Trade receivables                                2,730       2,060
  Other receivables                                  792         833
  Assets from price risk management activities     1,756       1,904
  Inventories                                        557         514
  Other                                              772         511
     Total Current Assets                          6,893       5,933

Investments and Other Assets
  Investments in and advances to unconsolidated
   affiliates                                      4,779       4,433
  Assets from price risk management activities     2,364       1,941
  Goodwill                                         2,696       1,949
  Other                                            5,599       4,437
     Total Investments and Other Assets           15,438      12,760

Property, Plant and Equipment, at cost            17,507      15,792
  Less accumulated depreciation, depletion
   and amortization                                5,691       5,135
     Net Property, Plant and Equipment            11,816      10,657

Total Assets                                     $34,147     $29,350



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                 June 30,   December 31,
                                                   1999         1998

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $ 2,603     $ 2,380
  Liabilities from price risk management
   activities                                      2,386       2,511
  Other                                            1,457       1,216
     Total Current Liabilities                     6,446       6,107

Long-Term Debt                                     8,979       7,357

Deferred Credits and Other Liabilities
  Deferred income taxes                            2,352       2,357
  Liabilities from price risk management
   activities                                      2,068       1,421
  Other                                            1,620       1,916
     Total                                         6,040       5,694

Minority Interests                                 2,475       2,143

Company-Obligated Preferred Securities
 of Subsidiaries                                   1,001       1,001

Shareholders' Equity
  Second preferred stock, cumulative,
   no par value                                      131         132
  Series A Junior Voting Convertible Preferred
   Stock, no par value                             1,000           -
  Common stock, no par value                       6,588       5,117
  Retained earnings                                2,369       2,226
  Accumulated other comprehensive income            (760)       (162)
  Common stock held in treasury                       (1)       (195)
  Other                                             (121)        (70)
     Total                                         9,206       7,048

Total Liabilities and Shareholders' Equity       $34,147     $29,350



The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                    Six Months Ended
                                                        June 30,
                                                     1999       1998

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                      $   344    $   359
  Cumulative effect of accounting changes             131          -
  Depreciation, depletion and amortization            451        372
  Oil and gas exploration expenses                     45         60
  Deferred income taxes                               (11)        60
  Gains on sales of assets and investments            (65)       (32)
  Changes in components of working capital           (909)      (660)
  Net assets from price risk management
   activities                                         247       (253)
  Merchant assets and investments:
     Realized gains on sales                         (161)      (252)
     Proceeds from sales                              561        629
     Additions                                       (490)      (282)
  Other operating activities                         (181)      (252)
Net Cash Used in Operating Activities                 (38)      (251)
Cash Flows From Investing Activities
  Capital expenditures                               (969)      (585)
  Equity investments                                 (648)      (151)
  Proceeds from sales of investments and
   other assets                                       138         58
  Acquisition of subsidiary stock                       -       (180)
  Business acquisitions, net of cash acquired         (40)       (25)
  Other investing activities                         (340)      (254)
Net Cash Used in Investing Activities              (1,859)    (1,137)
Cash Flows From Financing Activities
  Issuance of long-term debt                        1,301        305
  Repayment of long-term debt                        (645)      (341)
  Net increase in short-term borrowings               128        769
  Issuance of common stock                            889        844
  Issuance of subsidiary equity                       513          -
  Dividends paid                                     (227)      (204)
  Net disposition of treasury stock                   181          7
  Other, net                                          (68)        13
Net Cash Provided by Financing Activities           2,072      1,393
Increase in Cash and Cash Equivalents                 175          5
Cash and Cash Equivalents, Beginning of Period        111        170
Cash and Cash Equivalents, End of Period          $   286    $   175

Changes in Components of Working Capital
  Receivables                                     $  (644)   $(1,345)
  Inventories                                         (37)      (155)
  Payables                                            120        691
  Other                                              (348)       149
     Total                                        $  (909)   $  (660)


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

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In all material respects, the businesses of Enron are conducted by the subsidiaries and affiliates.

2. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

   In the first quarter of 1999, Enron recorded an after-tax charge of $131 million to reflect the initial adoption (as of January 1, 1999) of two new accounting pronouncements.
In 1998, the AICPA issued Statement of Position 98-5 (SOP 98-
5), "Reporting on the Costs of Start-Up Activities," which requires that costs for all start-up activities and organization costs be expensed as incurred and not capitalized in certain instances, as had previously been allowed. Also in 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts involved in Energy Trading and Risk Management Activities," requiring energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The first quarter 1999 charge was primarily related to the adoption of SOP 98-5.

3. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first half of 1999 and 1998 was $39 million and $51 million, respectively. Cash paid for interest for the same periods, net of amounts capitalized, was $360 million and $295 million, respectively.

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

   PGE has filed a petition for review with the Oregon Supreme Court. The OPUC has also filed such a petition for review. Also on August 26, 1998, the Utility Reform Project filed a petition for review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan. On April 29, 1999, the Oregon Supreme Court accepted the petitions for review of the Oregon Court of Appeals decision. On June 16, 1999, Oregon House Bill 3220 authorizing the OPUC to allow recovery of a return on the undepreciated investment in property retired from service was signed. One of the effects of the bill is to affirm retroactively the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in the Trojan generating facility.

   Relying on the new legislation, on July 2, 1999, PGE requested the Oregon Supreme Court to vacate the June 24, 1998 adverse ruling of the Oregon Court of Appeals, affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan and to reverse its decision accepting the Utility Reform Project's petition for review. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request on the ground that an effort is underway to gather signatures to place on the November 2000 ballot a referendum to negate the new legislation. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

   The Environmental Protection Agency (EPA) has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah Site) in Decorah, Iowa, pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also commonly known as Superfund). The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. To date, the EPA has identified no other potentially responsible parties with respect to this site. Under the terms of administrative orders, Enron replaced affected topsoil and removed impacted subsurface soils in certain areas of the tract where the plant was formerly located. Enron completed the final removal actions at the site in November 1998 and concluded all remaining site activities in the spring of 1999. Enron submitted a final report on the work conducted at the site to the EPA. Enron does not expect to incur material expenditures in connection with this site.

   Enron also received from the EPA an Order issued under CERCLA alleging that Enron and two other parties are responsible for the cost of demolition and proper disposal of two 110 foot towers that apparently had been used in the manufacture of carbon dioxide at a site called the "City Bumper Site" in Cincinnati, Ohio. The carbon dioxide plant, according to agency documents, was in operation from 1926 to 1966. Houston Natural Gas Corporation, a predecessor of Enron Corp., merged with Liquid Carbonic Industries (LCI) on January 31, 1969. Liquid Carbonic Corporation (LCC), a subsidiary of LCI, had title to the site. Twenty-eight days after the merger, on February 28, 1969, the site was sold to a third party. In 1984, LCC was sold to an unaffiliated party in a stock sale. Although Enron does not admit liability with respect to any costs at this site, it agreed to cooperate with the EPA and other potentially responsible parties to undertake the work contemplated by the EPA's Order. The tower demolition and removal activities were completed in October 1998, and a final project report has been submitted to the EPA. Enron does not expect to incur material expenditures in connection with this site.

   Enron's natural gas pipeline companies conduct soil and groundwater remediation on a number of their facilities. Enron does not expect to incur material expenditures in connection with soil and groundwater remediation.

5. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                         Six Months Ended
                                       Second Quarter        June 30,
                                        1999    1998       1999    1998
Numerator:
  Basic
     Income before cumulative effect
      of accounting changes            $ 222   $ 145      $ 475   $ 359
     Preferred stock dividends:
       Second preferred stock             (5)     (5)        (9)     (9)
       Series A Junior Voting
        Convertible Preferred Stock      (14)    -          (14)      -
     Income available to common
      shareholders before cumulative
      effect of accounting changes       203     140        452     350
     Cumulative effect of accounting
      changes                              -       -       (131)      -
     Income available to common
      shareholders                     $ 203   $ 140      $ 321   $ 350
  Diluted
     Income available to common
      shareholders before cumulative
      effect of accounting changes     $ 203   $ 140      $ 452   $ 350
     Effect of assumed conversion
      of dilutive securities:
       Second preferred stock              5       5         9        9
       Series A Junior Voting
        Convertible Preferred Stock(a)     -       -         -        -
     Income before cumulative effect
      of accounting changes              208     145       461      359
     Cumulative effect of accounting
      changes                              -       -      (131)       -
     Income available to common
      shareholders after assumed
      conversions                      $ 208   $ 145     $ 330    $ 359
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares       354     319       348     312
  Effect of assumed conversion of
   dilutive securities:
     Second preferred stock               18      18        18      18
     Stock options                        14       9        13       8
  Dilutive potential common shares        32      27        31      26
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions        386     346       379     338
Basic earnings per share:
  Before cumulative effect of
   accounting changes                  $0.57   $0.44     $1.30   $1.12
  Cumulative effect of accounting
   changes                                 -       -     (0.38)      -
  Basic earnings per share             $0.57   $0.44     $0.92   $1.12
Diluted earnings per share:
  Before cumulative effect of
   accounting changes                  $0.54   $0.42     $1.22   $1.06
  Cumulative effect of accounting
   changes                                 -       -     (0.35)      -
  Diluted earnings per share           $0.54   $0.42     $0.87   $1.06

(a) The Series A Junior Voting Convertible Preferred Stock was not included in the calculation of diluted earnings per share because conversion of these shares would be antidilutive.

6. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                                    Six Months Ended
                                   Second Quarter       June 30,
                                     1999   1998      1999    1998

Net income                          $ 222  $ 145     $ 344   $ 359
Other comprehensive income:
  Foreign currency
   translation adjustment             (49)   (12)     (598)    (11)
Total comprehensive income (loss)   $ 173   $ 133    $(254)  $ 348

7. BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Executive Committee, which serves as the chief operating decision making group.

                                                              Wholesale
                              Exploration   Transportation      Energy       Retail    Corporate
                                  and            and          Operations     Energy       and
(In Millions)                 Production     Distribution    and Services   Services    Other(c)   Total

Three Months Ended
 June 30, 1999

Unaffiliated revenues(a)         $175           $417           $ 8,558        $301       $ 221    $ 9,672
Intersegment revenues(b)           29              7               136          39        (211)         -
  Total revenues                 $204           $424           $ 8,694        $340       $  10    $ 9,672
Income (loss) before interest,
 minority interests and
 income taxes                    $ 20           $128           $   356        $(26)      $  (9)   $   469

Six Months Ended
 June 30, 1999

Unaffiliated revenues(a)         $324           $894           $15,074        $664       $ 348    $17,304
Intersegment revenues(b)           83             11               215          46        (355)         -
  Total revenues                 $407           $905           $15,289        $710       $  (7)   $17,304
Income (loss) before interest,
 minority interests and
 income taxes                    $ 32           $346           $   676        $(57)      $   5    $ 1,002


                                                              Wholesale
                              Exploration   Transportation      Energy       Retail    Corporate
                                  and            and          Operations     Energy       and
(In Millions)                 Production     Distribution    and Services   Services    Other(c)   Total

Three Months Ended
 June 30, 1998

Unaffiliated revenues(a)         $176           $410           $ 5,774        $154       $  43    $ 6,557
Intersegment revenues(b)           27              4               121         (10)       (142)         -
  Total revenues                 $203           $414           $ 5,895       $ 144       $ (99)   $ 6,557
Income (loss) before interest,
 minority interests and
 income taxes                    $ 29           $134           $   241       $ (43)      $ (16)   $   345

Six Months Ended
 June 30, 1998

Unaffiliated revenues(a)         $374           $914           $10,512       $ 349       $ 90     $12,239
Intersegment revenues(b)           60              8               255           1       (324)          -
  Total revenues                 $434           $922           $10,767       $ 350      $(234)    $12,239
Income (loss) before interest,
 minority interests and
 income taxes                    $ 72           $339           $   490       $ (70)     $ (15)    $   816

(a) Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) Includes consolidating eliminations.

   Total assets by segment are as follows (in millions):

                                   June 30,   December 31,
                                     1999         1998

Exploration and Production         $ 2,976      $ 3,001
Transportation and Distribution      8,059        7,616
Wholesale Energy Operations
 and Services                       18,583       14,837
Retail Energy Services                 744          747
Corporate and Other                  3,785        3,149
   Total Assets                    $34,147      $29,350

   The increase in assets is primarily a result of the consolidation of Jacare, previously an unconsolidated affiliate (see Note 3), capital expenditures and investments in equity affiliates.

8. RELATED PARTY TRANSACTIONS

   In June 1999, Enron entered into a series of transactions involving a third party and LJM Cayman, L.P. (LJM). LJM is a private investment company which egnages in acquiring or investing primarily in energy related investments. A senior officer of Enron is managing member of LJM's general partner.
The effect of the transactions was i) Enron amended with the third party certain forward contracts to purchase shares of Enron common stock, resulting in Enron having forward contracts to purchase 3.3 million Enron common shares at the market price on that day, ii) LJM received 3.4 million shares of Enron common stock subject to certain restrictions and iii) Enron received a note receivable and a put option related to an investment held by Enron. Enron recorded the assets received and equity issued at estimated fair value. In connection with the transactions, LJM agreed that the Enron officer would have no pecuniary interest in such Enron common shares and would be restricted from voting on matters related to such shares or to any future transactions with Enron. In the future, LJM may participate with Enron in investments or may acquire investments from Enron, although it is not obligated to do so. Management believes that the terms of the transactions were reasonable and no less favorable than the terms of similar arrangements with unrelated third parties.

9. SUBSEQUENT EVENT

   On July 20, 1999, Enron announced an agreement with its 54 percent owned exploration and production subsidiary, Enron Oil & Gas Company (EOG), whereby Enron will exchange approximately 75 percent of the EOG common stock it owns for all of the stock of EOG's subsidiary, EOGI - India, Inc., which holds EOG's India and China operations, and a $600 million cash contribution by EOG to EOGI - India, Inc. The completion of the Share Exchange Agreement (the Share Exchange) is subject to specific conditions and is expected to be finalized prior to August 31, 1999. Subsequent to the completion of the Share Exchange, EOG's concurrent offering of 27 million shares of its common stock and Enron's offering of 8.5 million shares of EOG common stock, Enron's ownership stake in EOG will be approximately 9.7 percent.

   On July 13, 1999, Enron announced a two-for-one common stock split that will be effective August 13, 1999, to shareholders of record July 23, 1999.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Second Quarter 1999
vs. Second Quarter 1998


   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's second quarter 1999 net income was $222 million compared to $145 million in the second quarter of 1998.
Enron's operating segments include Exploration and Production (Enron Oil & Gas Company), Transportation and
Distribution (Gas Pipeline Group and Portland General),
Wholesale Energy Operations and Services (Enron Capital &
Trade Resources, Enron International and Enron
Communications), Retail Energy Services (Enron Energy
Services) and Corporate and Other, which includes certain other businesses.

   Basic and diluted earnings per share of common stock were as follows:

                                        Second Quarter
                                        1999      1998

Basic earnings per share               $ 0.57    $ 0.44

Diluted earnings per share             $ 0.54    $ 0.42

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                         Second Quarter
                                         1999      1998

Exploration and Production              $  20     $  29
Transportation and Distribution:
  Gas Pipeline Group                       72        72
  Portland General                         56        62
Wholesale Energy Operations
 and Services                             356       241
Retail Energy Services                    (26)      (43)
Corporate and Other                        (9)      (16)
  Income before interest, minority
   interests and taxes                  $ 469     $ 345

Exploration and Production
   Enron's exploration and production operations are conducted by Enron Oil & Gas Company (EOG). IBIT of
Exploration and Production totaled $20 million and $29 million for the second quarter of 1999 and 1998, respectively.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                               Second Quarter
                                               1999      1998

Natural gas volumes (MMcf/d)(a)
  North America                                  754      722
  Trinidad                                       130      132
  India                                           75       53
     Total                                       959      907
Average natural gas prices ($/Mcf)
  North America                                $1.93    $1.96
  Trinidad                                      1.07     1.08
  India                                         1.95     2.57
     Composite                                  1.82     1.87
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                 15.8     14.7
  Trinidad                                       2.3      2.9
  India                                          6.4      4.8
     Total                                      24.5     22.4
Average crude oil/condensate prices ($/Bbl)
  North America                               $16.10   $12.82
  Trinidad                                     14.46    13.31
  India                                        14.03    13.41
     Composite                                 15.41    13.01

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                         Second Quarter
                                         1999      1998

Net revenues                             $191      $179
Operating expenses                         50        38
Exploration expenses                       20        26
Depreciation, depletion and amortization   89        73
Taxes, other than income taxes             12        13
  Income before interest, minority
   interests and taxes                   $ 20      $ 29

Net Revenues
   Exploration and Production's revenues, net of sales in connection with natural gas marketing, increased $12 million in the second quarter of 1999 as compared to the same period in 1998. The increase is primarily a result of increased production volumes of natural gas and crude oil and condensate and higher wellhead crude oil and condensate prices partially offset by decreased results from sales of reserves and related assets, net and lower wellhead natural gas prices. Net reserve and asset sales activity decreased net revenues by $6 million in the second quarter of 1999 as compared to an increase of $3 million in the same period of 1998.

Costs and Expenses
   Operating expenses increased in the second quarter of 1999 compared to the same period in 1998 primarily as a result of non-recurring personnel expenses. Depreciation, depletion and amortization increased primarily as a result of a one-time charge related to offshore operations and increased production.

   Exploration expenses decreased primarily due to decreased exploratory drilling and other exploration activities.

Subsequent Event
   On July 20, 1999, Enron entered into an agreement with EOG to exchange approximately 75% of the EOG common stock held by Enron for the stock of certain of its international subsidiaries (see Note 8 to the Consolidated Financial
Statements).

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

   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         Second Quarter
                                         1999      1998

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                   3,553     3,879
  Transwestern Pipeline                  1,419     1,707
  Florida Gas Transmission               1,546     1,328
  Northern Border Pipeline               2,404     1,737

(a) Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                         Second Quarter
                                         1999      1998

Net revenues                             $124      $137
Operating expenses                         65        68
Depreciation and amortization              17        17
Equity in earnings                          8         9
Other income, net                          22        11
  Income before interest and taxes       $ 72      $ 72

Operating Results
     Revenues, net of cost of sales, and operating expenses of Gas Pipeline Group (GPG) declined $13 million and $3 million, respectively, in the second quarter of 1999 as compared to the same period in 1998. The decreases are primarily due to the expiration, in October 1998, of certain transition cost recovery surcharges that caused a reduction in revenues and a corresponding decrease in expenses. Other income, net increased $11 million in the second quarter of 1999 as compared to the same period of 1998 primarily as a result of interest earned by GPG in connection with the financing of an acquisition by an unconsolidated affiliate.

   Portland General. Statistics for PGE for the second quarter of 1999 and 1998 are as follows:

                                            Second Quarter
                                            1999      1998

Electricity Sales (Thousand MWh)(a)
  Residential                               1,618     1,524
  Commercial                                1,746     1,587
  Industrial                                1,083       916
     Total Retail                           4,447     4,027
  Wholesale                                 3,053     2,382
     Total Electricity Sales                7,500     6,409

Average Billed Revenue (cents per kWh)
  Residential                                6.08      6.40
  Commercial                                 4.92      5.15
  Industrial                                 3.63      3.18
     Total Retail                            5.03      5.17
  Wholesale                                  2.03      1.72
     Total Sales                             3.81      3.89

Resource Mix
  Coal                                         12%       12%
  Combustion Turbine                            6         6
  Hydro                                        10        11
     Total Generation                          28        29
  Firm Purchases                               61        64
  Secondary Purchases                          11         7
     Total Resources                          100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                  8.7       6.6
  Firm Purchases                             16.8      14.3
  Secondary Purchases                        18.5      12.4
     Total Average Variable Power Cost       15.5      13.2

Retail Customers (end of period, thousands)   711       694

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Portland General realized IBIT of $56 million and $62 million for the second quarter of 1999 and 1998, respectively. Significant components of IBIT are as follows
(in millions):

                                         Second Quarter
                                         1999      1998

Revenues                                 $296      $269
Purchased power and fuel                  119        94
Operating expenses                         79        78
Depreciation and amortization              48        45
Other income, net                           6        10
   Income before interest and taxes      $ 56      $ 62

Operating Results
   Revenues and purchased power and fuel costs increased $27 million and $25 million, respectively, in the second quarter of 1999 as compared to the second quarter of 1998, primarily as a result of an increase in the number of customers served by PGE. Higher power costs partially offset the revenue increase resulting from the higher customer count.

Wholesale Energy Operations and Services
   Enron's wholesale energy operations and services business (Enron Wholesale) operates in North America, Europe and other countries. Activities are conducted primarily by Enron Capital & Trade Resources, Enron International and Enron Communications. Enron Wholesale is categorized into two business lines: (a) Commodity Sales and Services and
(b) Energy Assets and Investments. Integrated products and services related to these business lines are offered to wholesale energy and communications customers in each of Enron Wholesale's markets.

   Enron Wholesale manages its commodity and asset portfolios in order to maximize value, minimize the associated risks and provide overall liquidity. In this process, Enron Wholesale utilizes portfolio and risk management disciplines including certain hedging transactions to manage portions of its market exposures
(commodity, interest rate, foreign currency and equity exposures). Enron Wholesale, from time to time, monetizes its contract portfolios (producing cash and transferring counterparty credit risk to third parties) and sells interests in investments and assets.

   The following table reflects IBIT for each business line
(in millions):

                                         Second Quarter
                                         1999      1998

Commodity Sales and Services             $ 81      $ 23
Energy Assets and Investments             325       258
Unallocated expenses                      (50)      (40)
  Income before interest, minority
   interests and taxes                   $356      $241

   The following discussion analyzes the contributions to IBIT for each business line.

   Commodity Sales and Services. Enron Wholesale provides reliable delivery of energy commodities at predictable prices. The commodity sales and services operations includes the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, the restructuring of existing long-term contracts and the management of Enron Wholesale's commodity contract portfolios. In addition, Enron Wholesale provides risk management products and services to energy customers that hedge movements in price and location-based price differentials. Enron Wholesale's risk management products and services are designed to provide stability to customers in markets impacted by commodity price volatility. Also included in this business is the management of certain operating assets that directly relate to this business, including domestic intrastate pipelines and storage facilities.

   Enron Wholesale markets and transports a substantial quantity of energy commodities as reflected in the following table (including intercompany amounts):

                                              Second Quarter
                                              1999      1998

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               8,038     6,696
  Canada                                      4,475     3,295
  Europe                                      1,198     1,062
  Other                                          26         9
                                             13,737    11,062
Transport Volumes                               513       630
     Total Gas Volumes                       14,250    11,692
Oil                                           8,068     2,534
Liquids                                         754       550
Electricity(c)                               10,638     9,463
     Total                                   33,710    24,239

Electricity Volumes Marketed (Thousand MWh)
  United States                              94,966    86,075
  Europe and Other                            1,837        40
     Total                                   96,803    86,115

Financial Settlements (Notional) (BBtue/d)   82,699    67,411

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d utilizing the input method.

     The earnings from commodity sales and services increased to $81 million in the second quarter of 1999 as compared to $23 million in the same period of 1998 primarily due to increased earnings from long-term contracts, partially offset by lower earnings from marketing activities.

   Energy Assets and Investments. Enron Wholesale's energy assets and investments activities include investments in debt and equity securities related to natural gas, electricity and communications. Additionally, Enron Wholesale develops, constructs, operates and manages a large portfolio of energy investments such as power plants and natural gas pipelines. Earnings primarily result from changes in the market value of merchant investments held during the period, equity earnings and gains on sales or restructurings of energy investments.

   Earnings from energy assets and investments increased to $325 million in the second quarter of 1999 as compared to $258 million in the same period of 1998 primarily as a result of the increased market value of Enron Wholesale's communications investments, partially offset by reductions in the market value of certain energy investments, lower earnings from sales of interests in power plants and costs associated with developing the communications business.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1999 due to continued expansion into new markets and system upgrades.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending
Enron's energy expertise to end-use customers. This includes sales of natural gas, electricity and energy management services directly to commercial and industrial customers. In the second quarter of 1999, Energy Services continued to make significant progress in expanding its customer base and contracting activities by executing several significant commodity and services contracts with new customers. Energy Services reported an operating loss before interest, minority interest and taxes of $26 million in the second quarter of 1999 compared to a loss of $43 million in the second quarter of 1998. The results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services, partially offset by increased earnings from energy management services.

Corporate and Other
   Corporate and Other includes results of Azurix Corp., which provides water and wastewater services, Enron Renewable Energy Corp. (EREC) and the operations of Enron's methanol and MTBE plants. Corporate and Other realized a loss before interest, minority interests and taxes of $9 million in the second quarter of 1999 compared to $16 million for the same period in 1998. The second quarter 1999 results includes earnings from EREC related to the completion and sale of certain projects and gains related to the Azurix stock offering, partially offset by higher expenses.

Interest and Related Charges, net
   Interest and related charges, net is reported net of interest capitalized of $16 million and $9 million for the second quarter of 1999 and 1998, respectively. The net expense increased $44 million in the second quarter of 1999 as compared to the same period of 1998, primarily due to an increase in debt of approximately $900 million resulting from the consolidation of Jacare Electrical Distribution
Trust (see Note 3 to the Consolidated Financial Statements) and issuances of debt subsequent to June 30, 1998.

Minority Interests
   Minority interests increased $4 million to $23 million in the second quarter of 1999 compared to the same period in 1998, primarily due to the minority owner's share of the results of Jacare prior to the purchase of additional shares of Elektro (see Note 3 to the Consolidated Financial Statements) and the limited partner's share of earnings related to a partnership created in December 1998, partially offset by decreased net income from EOG in the second quarter of 1999.

Income Tax Expense
   The projected effective tax rate for 1999 is lower than the statutory rate mainly due to equity earnings, consolidated foreign earnings and differences between the book and tax basis of certain assets and stock sales.


RESULTS OF OPERATIONS

Six Months Ended June 30, 1999
vs. Six Months Ended June 30, 1998


RESULTS OF OPERATIONS

Consolidated Net Income
   Excluding the cumulative effect of accounting changes reported in the first quarter, Enron reported net income of $475 million for the first six months of 1999 compared to $359 million during the same period in 1998.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                            Six Months Ended
                                                June 30,
                                             1999      1998

Basic earnings per share:
  Before cumulative effect of accounting
   changes                                  $ 1.30    $ 1.12
  Cumulative effect of accounting changes    (0.38)        -
Reported basic earnings per share           $ 0.92    $ 1.12

Diluted earnings per share:
  Before cumulative effect of accounting
   changes                                  $ 1.22    $ 1.06
  Cumulative effect of accounting changes    (0.35)        -
Reported diluted earnings per share         $ 0.87    $ 1.06

Income Before Interest, Minority Interests and Income Taxes
   The following table presents IBIT for each of Enron's operating segments (in millions):

                                        Six Months Ended
                                            June 30,
                                         1999      1998

Exploration and Production             $   32      $ 72
Transportation and Distribution:
  Gas Pipeline Group                      198       198
  Portland General                        148       141
Wholesale Energy Operations and
 Services                                 676       490
Retail Energy Services                    (57)      (70)
Corporate and Other                         5       (15)
  Income before interest, minority
   interests and taxes                 $1,002      $816

Exploration and Production
   IBIT of Exploration and Production totaled $32 million for the first six months of 1999 as compared to $72 million for the same period in 1998.

   Wellhead volume and price statistics (including intercompany amounts) are as follows:

                                              Six Months Ended
                                                  June 30,
                                               1999      1998

Natural gas volumes (MMcf/d)(a)
  North America                                  767       733
  Trinidad                                       141       121
  India                                           74        50
     Total                                       982       904
Average natural gas prices ($/Mcf)
  North America                                $1.76     $1.94
  Trinidad                                      1.07      1.08
  India                                         1.95      2.63
     Composite                                  1.67      1.87
Crude oil/condensate volumes (MBbl/d)(a)
  North America                                 15.8      15.0
  Trinidad                                       2.6       2.8
  India                                          6.7       4.5
     Total                                      25.1      22.3
Average crude oil/condensate prices ($/Bbl)
  North America                               $13.76    $13.70
  Trinidad                                     11.83     13.66
  India                                        11.80     14.31
     Composite                                 13.04     13.82

(a) Million cubic feet per day or thousand barrels per day, as applicable.

   The following analyzes the significant changes in the various components of IBIT for Exploration and Production
(in millions):

                                        Six Months Ended
                                            June 30,
                                         1999      1998

Net revenues                             $373      $385
Operating expenses                         98        79
Exploration expenses                       45        60
Depreciation, depletion and
 amortization                             171       145
Taxes, other than income taxes             26        28
Other income (expense), net                (1)       (1)
  Income before interest, minority
   interests and taxes                   $ 32      $ 72

Net Revenues
   Exploration and Production's revenues, net of sales in connection with natural gas marketing, decreased $12 million in the first half of 1999 as compared to the same period in 1998. The decrease is primarily a result of lower wellhead prices for natural gas and crude oil and condensate, decreased gains on sales of reserves and related assets and decreased revenues from other marketing activities, partially offset by increased production volumes of natural gas and crude oil and condensate. In the first six months of 1999, activities related to sales of reserves and related assets and other, net reduced revenues by $4 million as compared to an increase of $17 million in 1998. Other marketing activities resulted in a net decrease in revenues of $11 million in the first half of 1999 compared to a decrease of less than $1 million in the same period in 1998.

Costs and Expenses
   Operating expenses increased in the first half of 1999 compared to the same period in 1998 primarily as a result of expanded operations, settlement of certain commercial disputes with third parties and non-recurring personnel expenses. Depreciation, depletion and amortization increased primarily as a result of a one-time charge related to offshore operations and increased production.

   Exploration expenses decreased primarily due to decreased exploratory drilling and other exploration activities.

Transportation and Distribution
   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                        Six Months Ended
                                            June 30,
                                         1999      1998

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  4,046     4,176
  Transwestern Pipeline                 1,475     1,688
  Florida Gas Transmission              1,386     1,255
  Northern Border Pipeline              2,444     1,788

(a) Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         1999      1998

Net revenues                             $305      $329
Operating expenses                        126       137
Depreciation and amortization              34        33
Equity in earnings                         16        20
Other income, net                          37        19
  Income before interest and taxes       $198      $198

Operating Results
     Revenues, net of cost of sales, and operating expenses of Gas Pipeline Group (GPG) declined $24 million and $11 million, respectively, in the first half of 1999 as compared to the same period in 1998. The decreases are primarily due to the expiration, in October 1998, of certain transition cost recovery surcharges that caused a reduction in revenues and a corresponding decrease in expenses. Other income, net increased $18 million in the first half of 1999 as compared to the same period of 1998. The 1999 results include interest earned by GPG in connection with the financing of an acquisition by an unconsolidated affiliate.

   Portland General. Statistics for PGE for the first half of 1999 and 1998 are as follows:

                                           Six Months Ended
                                               June 30,
                                            1999      1998

Electricity Sales (Thousand MWh)(a)
  Residential                               3,960     3,600
  Commercial                                3,562     3,241
  Industrial                                2,103     1,807
     Total Retail                           9,625     8,648
  Wholesale                                 4,391     5,957
     Total Electricity Sales               14,016    14,605

Average Billed Revenue (cents per kWh)
  Residential                                5.87      6.12
  Commercial                                 4.92      5.11
  Industrial                                 3.56      3.25
     Total Retail                            5.01      5.15
  Wholesale                                  1.98      1.78
     Total Sales                             4.06      3.78

Resource Mix
  Coal                                         16%       13%
  Combustion Turbine                            6         6
  Hydro                                        11        10
     Total Generation                          33        29
  Firm Purchases                               53        65
  Secondary Purchases                          14         6
     Total Resources                          100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                  8.4       6.8
  Firm Purchases                             16.8      15.4
  Secondary Purchases                        16.4      13.2
     Total Average Variable Power Cost       15.2      13.9

Retail Customers (end of period, thousands)   711       694

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         1999      1998

Revenues                                 $595      $589
Purchased power and fuel                  219       218
Operating expenses                        149       154
Depreciation and amortization              94        89
Other income, net                          15        13
  Income before interest and taxes       $148      $141

Operating Results
   Revenues and purchased power and fuel costs increased $6 million and $1 million, respectively, in the first six months of 1999 as compared to the same period in 1998. The increases were primarily the result of an increase in the number of customers served by PGE and colder weather during the first quarter of 1999, partially offset by higher power costs.

Wholesale Energy Operations and Services
   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                        Six Months Ended
                                            June 30,
                                         1999      1998

Commodity Sales and Services             $305      $152
Energy Assets and Investments             461       409
Unallocated expenses                      (90)      (71)
  Income before interest, minority
   interests and taxes                   $676      $490

   The following discussion analyzes the contributions to IBIT for each of the business lines.

   Commodity Sales and Services. Enron Wholesale markets and transports a substantial quantity of energy commodities as reflected in the following table (including intercompany amounts):

                                            Six Months Ended
                                                June 30,
                                             1999      1998

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               8,560     6,984
  Canada                                      4,216     3,087
  Europe                                      1,493     1,093
  Other                                          17         5
                                             14,286    11,169
Transport Volumes                               534       540
     Total Gas Volumes                       14,820    11,709
Oil                                           5,898     2,147
Liquids                                         667       602
Electricity(c)                               10,119     8,866
     Total                                   31,504    23,324

Electricity Volumes Marketed (Thousand MWh)
  United States                             180,928   160,347
  Europe and Other                            2,221       122
     Total                                  183,149   160,469

Financial Settlements (Notional) (BBtue/d)   88,803    68,658

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d using the input method.

     The earnings from Commodity Sales and Services increased in the first half of 1999 as compared to the same period of 1998 primarily due to increased earnings from long-term contracts and increased profits from gas and power marketing where volumes showed continued strength in the growing deregulated market, partially offset by higher expenses.

     Energy Assets and Investments.  Earnings from Energy
Assets and Investments increased to $461 million in the first half of 1999 as compared to $409 million in the same period of 1998 as a result of the increased market value of Enron Wholesale's communications investments and increased construction profits, partially offset by reductions in the market value of certain energy investments, lower earnings from sales of interests in power plants and costs associated with developing the communications business.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1999 due to continued expansion into new markets and system upgrades.

Retail Energy Services
   Energy Services reported an operating loss before interest, minority interest and taxes of $57 million in the first half of 1999 compared to a loss of $70 million for the same period of 1998. The results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services, partially offset by increased earings from energy management services.

Corporate and Other
   Corporate and Other realized IBIT of $5 million in the first half of 1999 compared to a loss of $15 million for the same period in 1998. The 1999 results include earnings from EREC related to the completion and sale of certain projects and gains related to the Azurix stock offering, partially offset by higher expenses.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $29 million and $15 million for the first half of 1999 and 1998, respectively. The net expense increased $86 million in the first half of 1999 as compared to the same period of 1998, primarily due to an increase in debt of approximately $900 million resulting from the consolidation of Jacare Electrical Distribution Trust (see
Note 3 to the Consolidated Financial Statements) and issuances of debt subsequent to June 30, 1998.

Minority Interests
   Minority interests increased $12 million to $56 million in the first half of 1999 compared to the same period in 1998, primarily due to the minority owner's share of the results of Jacare prior to the purchase of additional shares of Elektro (see Note 3 to the Consolidated Financial Statements) and the limited partner's share of earnings related to a partnership created in December 1998, partially offset by decreased net income from EOG in the first half of 1999.

Income Tax Expense
   The projected effective tax rate for 1999 is lower than the statutory rate mainly due to equity earnings, consolidated foreign earnings and differences between the book and tax basis of certain assets and stock sales.

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

   Implementation of Enron's Year 2000 plan is directly supervised by an Executive Vice President who is aided by a Year 2000 Project Director. The Project Director coordinates the implementation of the Plan among Enron's business units. As part of the overall Plan, each business unit in turn has developed, and is implementing, a Year 2000 plan specific to it. Enron also has engaged outside consultants, technicians and other external resources to aid in formulating and implementing the Plan.

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

   Enron's Year 2000 Plan calls for most business units to have completed initial rounds of inventory, assessment, remediation and validation testing of its mission critical internal items by June 30, 1999. At Enron, that deadline has been met in all material respects. (However, as explained elsewhere in this statement, that does not insure that these systems do not continue to contain hidden Year 2000 defects in computer code or in embedded devices.) Remaining mission critical items are expected to be completed for purposes of initial remediation and validation testing prior to September 30, 1999.

   As of July 31, 1999, Enron and all its business units were at various stages in implementation of the Plan, as shown in the following tables. The first table deals with the Enron business units' mission-critical internal systems
(including embedded chips) and the second deals with the business units' mission-critical Outside Systems of Outside
Entities. Any notation of "complete" conveys the fact only that the initial iteration of this phase has been substantially completed.

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Internal Items)
                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Exploration and
Production                   C           C            C          C          IP         IP            IP
Transportation
and Distribution:
 Gas Pipeline Group          C           C            C          C          C          IP            C
 Portland General            C           C            C          C          IP         IP            C
Wholesale:
 Domestic                    C           C            C          C          C          IP            IP
 Europe                      C           C            C          C          IP         IP            IP
 Other International         C           C            C          IP         IP         IP            C
Retail Energy Services       C           C            C          C          IP         IP            C
Corporate and Other          C           C            C          C          IP         IP            C

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Outside Entities)
                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Exploration and
Production                   C           C            C          IP         IP         IP            IP
Transportation
and Distribution:
 Gas Pipeline Group          C           C            C          C          C          C             C
 Portland General            C           C            C          C          C          C             C
Wholesale:
 Domestic                    C           C            C          C          IP         IP            IP
 Europe                      C           C            C          IP         IP         IP            IP
 Other International         C           C            C          IP         IP         IP            C
Retail Energy Services       C           C            C          C          C          IP            IP
Corporate and Other          C           C            C          C          IP         IP            C

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

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Internal Items)(a)
                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Exploration and
Production                 12/98        3/99        3/99        6/99       9/99       9/99          9/99
Transportation and
Distribution:
 Gas Pipeline Group        12/98        1/99        4/99        6/99       7/99       8/99          6/99
 Portland General          12/97        10/98       10/98       6/99       8/99       9/99          6/99
Wholesale:
 Domestic                  6/98         8/98        12/98       6/99       7/99       8/99          8/99
 Europe                    7/98         8/98        8/98        4/99       8/99       9/99          8/99
 Other International       3/99         3/99        4/99        8/99       9/99       9/99          6/99
Retail Energy Services     1/99         2/99        3/99        4/99       8/99       9/99          7/99
Corporate and Other        2/99         2/99        3/99        6/99       8/99       8/99          6/99

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Outside Entities)
                                                                                                Contingency
                         Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan
Exploration and
Production                 3/99         6/99        6/99        9/99       9/99       9/99          9/99
Transportation and
Distribution:
 Gas Pipeline Group        11/98        1/99        4/99        5/99       5/99       6/99          6/99
 Portland General          10/98        11/98       11/98       6/99       6/99       6/99          6/99
Wholesale:
 Domestic                  7/98         3/99        5/99        7/99       9/99       9/99          9/99
 Europe                    6/98         7/98        3/99        8/99       8/99       8/99          8/99
 Other International       2/99         2/99        4/99        8/99       8/99       8/99          6/99
Retail Energy Services     1/99         1/99        3/99        4/99       5/99       8/99          8/99
Corporate and Other        10/98        3/99        3/99        6/99       8/99       8/99          6/99

(a) Substantially all items with a completion date of 6/30/99 have been finalized.

   Because Enron's Year 2000 Plan treats Year 2000 effort as an iterative process, Enron will commence additional cycles of inventory, assessment, remediation and validation testing, which will be conducted in parallel with and in coordination with Enron's Year 2000 contingency planning.

   Enron continues to focus on hidden defects in computer code, including re-coding errors in remediated code; sabotage of remediated code; embedded devices with Year 2000 defects; and the potential failure of mission-critical external entities, both domestic and international and including foreign governments. Enron is developing reasonable contingency plans to prepare to the extent practicable to avoid substantial Year 2000-related disruptions that may have a material adverse effect on Enron and its business. Because of the imponderable nature of potential Year 2000 deficiencies, their impact cannot be quantified. None of these problems is unique to Enron.

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

   U.S. Y2K Act. Enron may face additional risk as a result of the uncertainties, and probable additional litigation, resulting from the enactment of the U.S. federal "Y2K Act." Because experience with this recently enacted legislation is very limited, Enron cannot at this time quantify the financial impact or potential business disruption that may result from this legislation. However, the adverse impact on Enron's business might be material.

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

Worst Case Scenario
   The Securities and Exchange Commission requires that public companies forecast the most reasonably likely worst case Year 2000 scenario. Analysis of the most reasonably likely worst case Year 2000 scenarios Enron may face leads to contemplation of the following possibilities which, though unlikely in some or many cases, must be included in any consideration of worst cases: widespread failure of electrical, gas, and similar supplies by utilities serving Enron domestically and internationally; widespread disruption of the services of communications common carriers domestically and internationally; similar disruption to means and modes of transportation for Enron and its employees, contractors, suppliers, and customers; significant disruption to Enron's ability to gain access to, and remain working in, office buildings and other facilities; the failure of substantial numbers of Enron's mission-critical information (computer) hardware and software systems, including both internal business systems and systems (such as those with embedded chips) controlling operational facilities such as electrical generation, transmission, and distribution systems and oil and gas plants and pipelines, domestically and internationally; and the failure, domestically and internationally, of Outside Systems, the effects of which would have a cumulative material adverse impact on Enron's mission-critical systems. Among other things, Enron could face substantial claims by customers or loss of revenues due to service interruptions, inability to fulfill contractual obligations, inability to account for certain revenues or obligations or to bill customers accurately and on a timely basis, and increased expenses associated with litigation, stabilization of operations following mission-critical failures, and the execution of contingency plans. Enron could also experience an inability by customers, traders, and others to pay, on a timely basis or at all, obligations owed to Enron. Additionally, there may be sustained interruption of the capital markets. Under these circumstances, the adverse effect on Enron, and the diminution of Enron's revenues, would be material, although not quantifiable at this time. Further in this scenario, the cumulative effect of these failures could have a substantial adverse effect on the economy, domestically and internationally. The adverse effect on Enron, and the diminution of Enron's revenues, from a domestic or global recession or depression also is likely to be material, although not quantifiable at this time.

   Enron will continue to monitor business conditions with the aim of assessing and minimizing adverse effects, if any, that result or may result from the Year 2000 problem.

Summary
   Enron has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Enron, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to Enron that is not Year 2000 compatible, or that may be subject to re-coding errors or sabotage; and the unavailability of certain necessary internal or external resources, including but not limited to trained hardware and software engineers, technicians, and other personnel to perform adequate remediation, verification and testing of mission-critical Enron systems or Outside Systems. Accordingly, there can be no assurance that all of Enron's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Enron's business. If, despite Enron's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to Enron's business, the adverse impact on Enron's business could be material. Additionally, while Enron's Year 2000 costs are not expected to be material, such costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Enron's implementation of the Plan.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   In June 1999, the FASB issued SFAS No. 137 which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Enron has not yet determined the timing of or method of adoption of SFAS No. 133. Enron believes that SFAS No. 133 will not have an impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical base contracts.

FINANCIAL CONDITION

Cash Flows
                                       Six Months Ended
                                           June 30,
(In Millions)                           1999      1998

Cash provided by (used in):
   Operating activities               $   (38)   $ (251)
   Investing activities                (1,859)   (1,137)
   Financing activities                 2,072     1,393

   Cash used in operating activities totaled $38 million in the first half of 1999 as compared to $251 million in the same period last year. The change in cash from operating activities in 1999 reflects increased cash from net assets from price risk management activities, partially offset by higher working capital requirements.

   Cash used in investing activities totaled $1,859 million in the first six months of 1999 as compared to $1,137 million in the same period of 1998. The 1999 amount reflects increased cash used for capital expenditures, primarily related to North America power plant construction and the construction of Enron Communication's fiber optic network, and equity investments, primarily in South Korea, India and Panama.

   Cash provided by financing activities totaled $2,072
million in the first half of 1999 as compared to $1,393 million during the same period of 1998. The first half of 1999 includes net proceeds of approximately $839 million from the public offering of 13.8 million shares of Enron common stock, net issuances of short- and long-term debt of $784 million and proceeds from the issuance of equity by subsidiaries. Proceeds were primarily used to fund investment activities.

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

   Because of the potential interruption to the capital markets due to Year 2000 problems, Enron's liquidity could be impacted. See "Year 2000" for a discussion of the potential problems and Enron's Year 2000 Plan. Enron has expanded its borrowing capacity which should provide adequate liquidity in the event of any short-term market disruptions.

CAPITALIZATION

   Total capitalization at June 30, 1999 was $21.7 billion. Debt as a percentage of total capitalization decreased to 41.5% at June 30, 1999 as compared to 41.9% at December 31, 1998. The decrease primarily reflects the issuance in February 1999 of approximately 13.8 million shares of common stock, partially offset by increased debt levels.

   On July 13, 1999, Enron announced a two-for-one common stock split that will be effective August 13, 1999 to shareholders of record as of July 23, 1999.

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

   Enron's value at risk for commodity price risk for its trading business increased to $36 million at June 30, 1999 as compared to $20 million at December 31, 1998. The increase is attributable to seasonal dynamics in the U.S.
power markets where summer prices and associated price volatility has increased estimated market risk. Subsequent to June 30, 1999, the value at risk for commodity price risk has declined, but remains somewhat higher than year-end 1998 levels. Enron's value at risk for its non-trading commodity price risk increased to $17 million at June 30, 1999 as compared to $10 million at December 31, 1998, primarily as a result of increased hedging activity. The non-trading market risk includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Although Enron believes that its expectations are based on reasonable assumptions, it can give no assurance that its goals will be achieved.
Important factors that could cause actual results to differ materially from those in the forward looking statements herein include political developments in foreign countries; the ability of Enron to penetrate new retail natural gas and electricity markets in the United States and Europe; the timing and extent of deregulation of energy markets in the United States and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline, water and other infrastructure projects; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; Enron's success in implementing its Year 2000 Plan, the effectiveness of Enron's Year 2000 Plan and the Year 2000 readiness of Outside Entities; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward looking statements, which will depend on general market conditions and Enron's ability to maintain or increase the credit ratings for its unsecured senior long-term debt obligations.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 4 to Consolidated Financial
Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Enron Corp. was held on May 4, 1999 in Houston, Texas, for the purpose of electing a board of directors, the appointment of auditors and voting on certain proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

  Nominee                 Shares FOR   Shares WITHHELD

Robert A. Belfer          312,007,483      4,086,235
Norman P. Blake, Jr.      313,136,343      2,957,375
Ronnie C. Chan            313,107,802      2,985,916
John H. Duncan            312,916,899      3,176,819
Joe H. Foy                310,848,876      5,244,842
Wendy L. Gramm            313,053,255      3,040,463
Ken L. Harrison           312,244,651      3,849,067
Robert K. Jaedicke        312,924,106      3,169,612
Kenneth L. Lay            312,140,912      3,952,806
Charles A. LeMaistre      312,809,080      3,284,638
John Mendelsohn           313,126,768      2,966,950
Jerome J. Meyer           313,164,685      2,929,033
Jeffrey K. Skilling       312,215,239      3,878,479
John A. Urquhart          311,885,176      4,208,542
John Wakeham              312,007,183      4,086,535
Herbert S. Winokur, Jr.   313,179,479      2,914,239

(b) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

     Shares FOR     Shares AGAINST   Shares ABSTAINING
     313,586,813       873,475          1,633,430

(c) The Enron Corp. Annual Incentive Plan was approved by the following vote:

     Shares FOR     Shares AGAINST   Shares ABSTAINING
     293,617,022      19,921,983        2,554,713

(d) The Amended and Restated Enron Corp. 1991 Stock Plan was approved by the following vote:

     Shares FOR     Shares AGAINST   Shares ABSTAINING
     238,827,491      74,716,916         2,549,311

(e) The amendment to Enron's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of Common Stock from 600,000,000 to 1,200,000,000 was approved by the following vote:

     Shares FOR     Shares AGAINST   Shares ABSTAINING
     309,750,986       4,738,094         1,604,638

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     None.

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  August 13, 1999     By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Executive Vice President and
                                Chief Accounting Officer
                               (Principal Accounting
                                Officer)