Form 10-Q
period 1999-09-30
ENRON CORP/OR/
filed 1999-11-15
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999



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

            Class                Outstanding at October 31, 1999

  Common Stock, No Par Value           715,613,151 shares




                           1 of 40

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                            Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Income Statement - Three
           Months Ended September 30, 1999 and 1998 and
           Nine Months Ended September 30, 1999 and 1998        3
       Consolidated Balance Sheet - September 30, 1999
           and December 31, 1998                                4
       Consolidated Statement of Cash Flows - Nine
           Months Ended September 30, 1999 and 1998             6
       Notes to Consolidated Financial Statements               7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations       17

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                   39

   ITEM 2. Sale of Unregistered Securities                     39

   ITEM 6. Exhibits and Reports on Form 8-K                    39

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)


                                      Three Months Ended  Nine Months Ended
                                        September 30,       September 30,
                                        1999      1998      1999      1998

Revenues                              $11,835   $11,320   $29,139   $23,558
Costs and Expenses
  Cost of gas, electricity and
   other products                      10,489    10,017    25,137    20,103
  Operating expenses                      661       614     2,085     1,621
  Oil and gas exploration expenses         10        34        55        94
  Depreciation, depletion and
   amortization                           225       215       676       587
  Impairment of long-lived assets         441         -       441         -
  Taxes, other than income taxes           45        50       163       153
                                       11,871    10,930    28,557    22,558

Operating Income (Loss)                  (36)       390       582     1,000
Other Income and Deductions
  Equity in earnings of unconsolidated
   affiliates                              38         8       269       161
  Gains on sales of assets and
   investments                            456        (1)      468         3
  Other income, net                        62         8       203        57
Income Before Interest, Minority
 Interests and Income Taxes               520       405     1,522     1,221
Interest and Related Charges, net         187       134       537       398
Dividends on Company-Obligated
 Preferred Securities of Subsidiaries      19        19        57        58
Minority Interests                         38        16        94        60
Income Tax Expense (Benefit)              (14)       68        69       178
Net Income Before Cumulative Effect of
 Accounting Changes                       290       168       765       527
Cumulative Effect of Accounting Changes,
 net of tax                                 -         -      (131)        -
Net Income                                290       168       634       527
Preferred Stock Dividends                  19         4        42        13
Earnings on Common Stock              $   271   $   164   $   592   $   514

Earnings Per Share of Common Stock
  Basic
     Before Cumulative Effect of
      Accounting Changes              $  0.38   $  0.25   $  1.03     $0.81
     Cumulative Effect of Accounting
      Changes                               -         -     (0.19)        -
     Basic Earnings per Share         $  0.38   $  0.25   $  0.84   $  0.81
  Diluted
     Before Cumulative Effect of
      Accounting Changes              $  0.35   $  0.24   $  0.96   $  0.77
     Cumulative Effect of Accounting
      Changes                               -         -     (0.17)        -
     Diluted Earnings per Share       $  0.35   $  0.24   $  0.79   $  0.77

Average Number of Common Shares
 Used in Computation
  Basic                                   714       659       702       636
  Diluted                                 781       713       766       688

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                September 30,   December 31,
                                                    1999           1998

ASSETS

Current Assets
  Cash and cash equivalents                      $   316        $   111
  Trade receivables                                3,200          2,060
  Other receivables                                  651            833
  Assets from price risk management activities     2,156          1,904
  Inventories                                        613            514
  Other                                              631            511
     Total Current Assets                          7,567          5,933

Investments and Other Assets
  Investments in and advances to unconsolidated
   affiliates                                      4,968          4,433
  Assets from price risk management activities     3,052          1,941
  Goodwill                                         2,636          1,949
  Other                                            5,578          4,437
     Total Investments and Other Assets           16,234         12,760

Property, Plant and Equipment, at cost            12,924         15,792
  Less accumulated depreciation, depletion
   and amortization                                3,149          5,135
     Net Property, Plant and Equipment             9,775         10,657

Total Assets                                     $33,576        $29,350

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                    September 30,   December 31,
                                                        1999           1998

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                   $ 2,281         $ 2,380
  Liabilities from price risk management
   activities                                          2,829           2,511
  Other                                                1,559           1,216
     Total Current Liabilities                         6,669           6,107

Long-Term Debt                                         8,592           7,357

Deferred Credits and Other Liabilities
  Deferred income taxes                                1,908           2,357
  Liabilities from price risk management
   activities                                          2,521           1,421
  Other                                                1,718           1,916
     Total                                             6,147           5,694

Minority Interests                                     1,822           2,143

Company-Obligated Preferred Securities
 of Subsidiaries                                       1,001           1,001

Shareholders' Equity
  Second preferred stock, cumulative, no par value       130             132
  Mandatorily Convertible Junior Preferred Stock,
   Series B, no par value                              1,000               -
  Common stock, no par value                           6,640           5,117
  Retained earnings                                    2,537           2,226
  Accumulated other comprehensive income                (853)           (162)
  Common stock held in treasury                           (1)           (195)
  Other                                                 (108)            (70)
     Total                                             9,345           7,048

Total Liabilities and Shareholders' Equity           $33,576         $29,350


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                     1999       1998

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                      $   634    $   527
  Cumulative effect of accounting changes             131          -
  Depreciation, depletion and amortization            676        587
  Oil and gas exploration expenses                     55         94
  Impairment of long-lived assets                     441          -
  Deferred income taxes                               (38)       109
  Gains on sales of assets and investments           (461)       (31)
  Changes in components of working capital         (1,072)      (372)
  Net assets from price risk management
   activities                                          55       (458)
  Merchant assets and investments:
     Realized gains on sales                         (252)      (368)
     Proceeds from sales                              708        855
     Additions                                       (657)      (515)
  Other operating activities                         (263)      (457)
Net Cash Used in Operating Activities                 (43)       (29)
Cash Flows From Investing Activities
  Capital expenditures                             (2,022)    (1,231)
  Equity investments                                 (718)    (1,470)
  Proceeds from sales of investments and
   other assets                                       245         59
  Acquisition of subsidiary stock                       -       (180)
  Business acquisitions, net of cash acquired        (213)       (87)
  Other investing activities                         (447)      (262)
Net Cash Used in Investing Activities              (3,155)    (3,171)
Cash Flows From Financing Activities
  Issuance of long-term debt                        1,570      1,253
  Repayment of long-term debt                      (1,417)      (388)
  Net increase in short-term borrowings             2,038      1,997
  Issuance of common stock                            889        867
  Issuance of subsidiary equity                       513          -
  Dividends paid                                     (346)      (307)
  Net disposition of treasury stock                   223          6
  Other financing activities                          (67)       (15)
Net Cash Provided by Financing Activities           3,403      3,413
Increase in Cash and Cash Equivalents                 205        213
Cash and Cash Equivalents, Beginning of Period        111        170
Cash and Cash Equivalents, End of Period          $   316    $   383

Changes in Components of Working Capital
  Receivables                                     $  (994)   $(1,317)
  Inventories                                        (112)      (233)
  Payables                                            (45)       860
  Other                                                79        318
     Total                                        $(1,072)   $  (372)



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

   The 1998 earnings per share amounts have been adjusted to reflect the August 13, 1999 two-for-one stock split.

   Certain reclassifications have been made in the 1998 amounts to conform with the 1999 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. In all material respects, the businesses of Enron are conducted by the subsidiaries and affiliates.

2.   SALE OF INTERESTS IN ENRON OIL & GAS COMPANY

   On August 16, 1999, Enron exchanged approximately 62.3 million shares (approximately 75 percent) of the Enron Oil &
Gas Company (EOG) common stock it held for all of the stock of EOG's subsidiary, EOGI-India, Inc., which holds EOG's
India and China operations, and a $600 million cash contribution by EOG to EOGI-India, Inc. Also in August,
Enron received net proceeds of approximately $190 million for the sale of 8.5 million shares of EOG common stock in a public offering and issued approximately $255 million of public debt that is exchangeable in July 2002 into approximately 11.5 million shares of EOG common stock. As a result of the share exchange, Enron recorded a pre-tax gain of $454 million ($345 million after tax, or $0.44 per diluted share) in the third quarter of 1999. Enron retained
11.5 million shares of EOG stock (now EOG Resources, Inc.)
which will be exchanged at the maturity of the debt. As of August 16, 1999, EOG is no longer included in Enron's consolidated financial statements. EOGI-India, Inc. is included in the consolidated financial statements within the Wholesale Operations and Services segment beginning August 16, 1999.

3. IMPAIRMENT OF MTBE ASSETS

   Continued significant changes in state and federal rules regarding the use of MTBE as a gasoline additive have significantly impacted Enron's view of the future prospects for this business. As a result, Enron completed a reevaluation of its position and strategy with respect to its operated MTBE assets which resulted in i) the purchase of certain previously leased MTBE related assets, under provisions within the lease, in order to facilitate future actions, including the potential disposal of such assets and ii) a review of all MTBE related assets for impairment considering the recent adverse changes and their impact on recoverability. Based on this review, in September 1999, Enron recorded a $441 million pre-tax charge ($278 million after tax, or $0.36 per diluted share) for the impairment of its MTBE related assets.

4. CUMULATIVE EFFECT OF ACCOUNTING CHANGES

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

5. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first nine months of 1999 and 1998 was $23 million and $45 million, respectively. Cash paid for interest for the same periods, net of amounts capitalized, was $544 million and $419 million, respectively.

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

   On August 16, 1999, as a result of the share exchange agreement, EOG's balance sheet is no longer consolidated by Enron (see Note 2). As a result, net property, plant and equipment decreased by approximately $2,400 million, short- and long-term debt decreased by approximately $1,800 million and minority interests decreased by approximately $600 million.

   In March 1999, an Enron controlled joint venture, Whitewing Associates, L.P. (Whitewing), that held 250,000 shares of Enron
Series A Junior Convertible Preferred Stock (Series A Preferred
Stock) was amended to allow, among other things, control to be shared equally between Enron and the third party investor. Consequently, Whitewing's financial statements are no longer consolidated by Enron, resulting in an increase in Enron's investment in unconsolidated affiliates of approximately $500 million, an increase in preferred stock of $1,000 million and a decrease in minority interests of $500 million. In September 1999, Enron entered into a series of transactions that resulted in the exchange of all outstanding shares of Enron Series A Preferred Stock held by Whitewing for 250,000 shares of Enron Mandatorily Convertible
Junior Preferred Stock, Series B (Series B Preferred Stock) with a liquidation value of $1,000 million. Each share of Series B Preferred Stock is mandatorily convertible into 200 shares of Enron common stock on January 14, 2003 or earlier upon the occurrence of certain events (together, the Settlement Date). In addition, Enron entered into a Share Settlement Agreement under which Enron could be obligated, at the Settlement Date, to deliver additional shares of common stock or Series B Preferred Stock to Whitewing for the amount that the market price of the converted Enron common shares is less than $28 per share. As a part of the restructuring of Whitewing, additional net outside capital of $922 million was received by Whitewing.

   During the first quarter of 1999, Enron issued approximately 3.8 million shares of common stock in connection with the acquisition, by an unconsolidated affiliate, of interests in three power plants in New Jersey.

6. LITIGATION AND OTHER CONTINGENCIES

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

   Relying on the new legislation, on July 2, 1999, PGE requested the Oregon Supreme Court to vacate the June 24, 1998 adverse ruling of the Oregon Court of Appeals, affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan and to reverse its decision accepting the Utility Reform Project's petition for review. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request and submitted to the Oregon Secretary of State sufficient signatures in support of placing a referendum to negate the new legislation on the November 2000 ballot. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations (see Note 11).

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

   Enron also received from the EPA an Order issued under CERCLA alleging that Enron and two other parties are responsible for the cost of demolition and proper disposal of two 110 foot towers that apparently had been used in the manufacture of carbon dioxide at a site called the "City Bumper Site" in Cincinnati, Ohio. The carbon dioxide plant, according to agency documents, was in operation from 1926 to 1966. Houston Natural Gas Corporation, a predecessor of Enron Corp., merged with Liquid Carbonic Industries (LCI) on January 31, 1969. Liquid Carbonic Corporation (LCC), a subsidiary of LCI, had title to the site. Twenty-eight days after the merger, on February 28, 1969, the site was sold to a third party. In 1984, LCC was sold to an unaffiliated party in a stock sale. Although Enron does not admit liability with respect to any costs at this site, it agreed to cooperate with the EPA and other potentially responsible parties to undertake the work contemplated by the EPA's Order. The tower demolition and removal activities were completed in October 1998, and a final project report has been submitted to the EPA. The EPA has confirmed through correspondence that all activities required by the order are complete.

   Enron's natural gas pipeline companies conduct soil and groundwater remediation on a number of their facilities. Enron does not expect to incur material expenditures in connection with soil and groundwater remediation.

7. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                       Nine Months Ended
                                       Third Quarter      September 30,
                                        1999    1998       1999    1998
Numerator:
  Basic
     Income before cumulative effect
      of accounting changes            $ 290   $ 168      $ 765   $ 527
     Preferred stock dividends:
       Second preferred stock             (4)     (4)       (13)    (13)
       Series A Preferred Stock          (14)       -       (28)      -
       Series B Preferred Stock           (1)       -        (1)      -
     Income available to common
      shareholders before cumulative
      effect of accounting changes       271     164        723     514
     Cumulative effect of accounting
      changes                              -       -       (131)      -
     Income available to common
      shareholders                     $ 271   $ 164      $ 592   $ 514
  Diluted
     Income available to common
      shareholders before cumulative
      effect of accounting changes     $ 271   $ 164      $ 723   $ 514
     Effect of assumed conversion
      of dilutive securities:
       Second preferred stock              4       4         13      13
       Series A Preferred Stock(a)         -       -         -        -
       Series B Preferred Stock(a)         -       -         -        -
     Income before cumulative effect
      of accounting changes              275     168       736      527
     Cumulative effect of accounting
      changes                              -       -      (131)       -
     Income available to common
      shareholders after assumed
      conversions                      $ 275   $ 168     $ 605    $ 527
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares       714     659       702      636
  Effect of assumed conversion of
   dilutive securities:
     Second preferred stock               36      36        36       36
     Stock options                        31      18        28       16
  Dilutive potential common shares        67      54        64       52
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions        781     713       766      688
Basic earnings per share:
  Before cumulative effect of
   accounting changes                  $0.38   $0.25     $1.03    $0.81
  Cumulative effect of accounting
   changes                                 -       -     (0.19)       -
  Basic earnings per share             $0.38   $0.25     $0.84    $0.81
Diluted earnings per share:
  Before cumulative effect of
   accounting changes                  $0.35   $0.24     $0.96    $0.77
  Cumulative effect of accounting
   changes                                 -       -     (0.17)       -
  Diluted earnings per share           $0.35   $0.24     $0.79    $0.77

(a)  The Series A Preferred Stock and the Series B Preferred
     Stock were not included in the calculation of diluted earnings per share because conversion of these shares would be antidilutive. See Note 5 for a description of the Series B
     Preferred Stock.

8. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                                     Nine Months Ended
                                     Third Quarter      September 30,
                                     1999    1998       1999    1998

Net income                          $ 290   $ 168      $ 634   $ 527
Other comprehensive income:
  Foreign currency
   translation adjustment             (93)    (11)      (691)    (22)
Total comprehensive income (loss)   $ 197   $ 157      $ (57)  $ 505

  Enron has investments in entities whose functional currency is denominated in Brazilian Reals. In 1999, primarily in the first quarter, the exchange rate for the Brazilian Real to the U.S. dollar declined. Primarily as a result of these investments, Enron recorded non-cash foreign currency translation adjustments, reducing shareholders' equity by $691 million in the first nine months of 1999.

9. BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Executive Committee, which serves as the chief operating decision making group.

                                                  Wholesale
                                Transportation      Energy       Retail    Exploration     Corporate
                                     and          Operations     Energy        and            and
(In Millions)                    Distribution    and Services   Services   Production(c)    Other(d)    Total

Three Months Ended
 September 30, 1999

Unaffiliated revenues(a)           $  567          $10,677       $  345      $  105          $  141    $11,835
Intersegment revenues(b)                2              385          197          14            (598)         -
  Total revenues                   $  569          $11,062       $  542      $  119          $ (457)   $11,835
Income (loss) before interest,
 minority interests and
 income taxes                      $  137          $   378       $  (18)     $   33          $  (10)   $   520

Nine Months Ended
 September 30, 1999

Unaffiliated revenues(a)           $1,461          $25,751       $1,009      $  429          $  489    $29,139
Intersegment revenues(b)               13              600          243          97            (953)         -
  Total revenues                   $1,474          $26,351       $1,252      $  526          $ (464)   $29,139
Income (loss) before interest,
 minority interests and
 income taxes                      $  483          $ 1,054       $  (75)     $   65          $   (5)   $ 1,522

                                                  Wholesale
                                Transportation      Energy       Retail    Exploration     Corporate
                                     and          Operations     Energy        and            and
(In Millions)                    Distribution    and Services   Services   Production(c)    Other(d)    Total

Three Months Ended
 September 30, 1998

Unaffiliated revenues(a)           $  425          $10,225       $  400      $  186          $   84    $11,320
Intersegment revenues(b)                5              116            -          34            (155)         -
  Total revenues                   $  430          $10,341       $  400      $  220          $  (71)   $11,320
Income (loss) before interest,
 minority interests and
 income taxes                      $  130          $   277       $  (23)     $   25          $   (4)   $   405

Nine Months Ended
 September 30, 1998

Unaffiliated revenues(a)           $1,339          $20,737       $  748      $  560          $  174    $23,558
Intersegment revenues(b)               13              370            2          94            (479)         -
  Total revenues                   $1,352          $21,107       $  750      $  654          $ (305)   $23,558
Income (loss) before interest,
 minority interests and
 income taxes                      $  469          $   767       $  (93)     $   97          $  (19)   $ 1,221

(a) Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) Reflects results of EOG through August 16, 1999 (see Note 2).
(d) Includes consolidating eliminations.

   Total assets by segment are as follows (in millions):

                                 September 30,   December 31,
                                      1999           1998

Transportation and Distribution    $ 8,115         $ 7,616
Wholesale Energy Operations
 and Services                       21,325          14,837
Retail Energy Services                 801             747
Exploration and Production               -           3,001
Corporate and Other                  3,335           3,149
   Total Assets                    $33,576         $29,350

   Wholesale's assets increased primarily as a result of the consolidation of Jacare, previously an unconsolidated affiliate (see Note 5), capital expenditures and investments in equity affiliates. Assets of Exploration and Production are no longer consolidated following the exchange of EOG shares (see Note 2).

10.  RELATED PARTY TRANSACTIONS

   In June 1999, Enron entered into a series of transactions involving a third party and LJM Cayman, L.P. (LJM). LJM is a private investment company which engages in acquiring or investing primarily in energy related investments. A senior officer of Enron is managing member of LJM's general partner. The effect of the transactions was i) Enron amended with the third party certain forward contracts to purchase shares of Enron common stock, resulting in Enron having forward contracts to purchase 3.3 million Enron common shares at the market price on that day, ii) LJM received 3.4 million shares of Enron common stock subject to certain restrictions and iii) Enron received a note receivable and a put option related to an investment held by Enron. Enron recorded the assets received and equity issued at estimated fair value. In connection with the transactions, LJM agreed that the Enron officer would have no pecuniary interest in such Enron common shares and would be restricted from voting on matters related to such shares or to any future transactions with Enron. In the future, LJM may participate with Enron in investments or may acquire investments from Enron, although it is not obligated to do so. Management believes that the terms of the transactions were reasonable and no less favorable than the terms of similar arrangements with unrelated third parties.

11.  SUBSEQUENT EVENT

   On November 8, 1999, Enron announced that it has entered into an agreement to sell Enron's wholly-owned electric utility subsidiary, PGE, to Sierra Pacific Resources for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. Sierra Pacific Resources will also assume $1 billion in PGE debt and preferred stock. The proposed transaction, which is subject to customary regulatory approvals, is expected to close in the second half of 2000.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Third Quarter 1999
vs. Third Quarter 1998

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's third quarter 1999 net income, including items impacting comparability, was $290 million compared to $168 million in the third quarter of 1998. Enron's operating segments include Transportation and Distribution (Gas
Pipeline Group and Portland General), Wholesale Energy
Operations and Services (Enron's North American, European and international energy businesses and Enron
Communications), Retail Energy Services (Enron Energy
Services), Exploration and Production (Enron Oil & Gas
Company) through August 16, 1999 and Corporate and Other, which includes certain other businesses. Items impacting comparability are discussed in the respective segment results.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                                Third Quarter
                                                1999      1998

Basic earnings per share                       $ 0.38    $ 0.25

Diluted earnings (loss) per share:
  Results before items impacting
   comparability                               $ 0.27    $ 0.24
  Items impacting comparability:
     Gain on sale of Enron Oil & Gas Company     0.44         -
     Charge to reflect impairment of
      MTBE assets                               (0.36)        -
Diluted earnings per share                     $ 0.35    $ 0.24

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                            Third Quarter
                                            1999      1998

Transportation and Distribution:
  Gas Pipeline Group                       $  85     $  69
  Portland General                            52        61
Wholesale Energy Operations and Services     378       277
Retail Energy Services                       (18)      (23)
Exploration and Production                    33        25
Corporate and Other                          (10)       (4)
  Income before interest, minority
   interests and taxes                     $ 520     $ 405

Transportation and Distribution
   Transportation and Distribution consists of Gas Pipeline Group and Portland General. Gas Pipeline Group includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern), Enron's 50% interest in Florida Gas Transmission Company (Florida Gas) and Enron's interest in Northern Border Pipeline, and Enron's interest in EOTT Energy Partners, L.P.

   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         Third Quarter
                                         1999      1998

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  3,525     3,792
  Transwestern Pipeline                 1,575     1,564
  Florida Gas Transmission              1,659     1,471
  Northern Border Pipeline              2,407     1,723

(a) Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                         Third Quarter
                                         1999      1998

Net revenues                            $ 145      $144
Operating expenses                         64        68
Depreciation and amortization              18        17
Equity in earnings                         14         8
Other income, net                           8         2
  Income before interest and taxes      $  85      $ 69

Operating Results
   Revenues, net of cost of sales (net revenues) of Gas Pipeline Group (GPG) increased $1 million and operating expenses decreased $4 million in the third quarter of 1999 as compared to the same period in 1998. Net revenues increased primarily as a result of sales of storage inventory gas, partially offset by the expiration, in October 1998, of certain transition cost recovery surcharges which also resulted in a corresponding decrease in expenses. Other income, net increased $6 million in the third quarter of 1999 as compared to the same period in 1998 primarily as a result of interest earned by GPG in connection with the financing of an acquisition by an unconsolidated affiliate.

   Portland General. Statistics for PGE for the third quarter of 1999 and 1998 are as follows:

                                               Third Quarter
                                               1999      1998

Electricity Sales (Thousand MWh)(a)
  Residential                                 1,440     1,449
  Commercial                                  1,951     1,815
  Industrial                                  1,162       834
     Total Retail                             4,553     4,098
  Wholesale                                   4,921     2,675
     Total Electricity Sales                  9,474     6,773

Average Billed Revenue (cents per kWh)
  Residential                                  6.04      6.45
  Commercial                                   4.87      5.20
  Industrial                                   3.96      4.34
     Total Retail                              5.01      5.47
  Wholesale                                    3.37      2.61
     Total Sales                               4.15      4.34

Resource Mix
  Coal                                           14%       19%
  Combustion Turbine                              8        17
  Hydro                                           5         7
     Total Generation                            27        43
  Firm Purchases                                 61        47
  Secondary Purchases                            12        10
     Total Resources                            100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                   10.1       9.6
  Firm Purchases                               30.3      18.8
  Secondary Purchases                          22.0      32.1
     Total Average Variable Power Cost         24.7      17.2

Retail Customers (end of period, thousands)     714       698

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   For the third quarter of 1999, Portland General realized
IBIT of $52 million as compared to $61 million in the same period in 1998. Significant components of IBIT are as follows (in millions):

                                         Third Quarter
                                         1999      1998

Revenues                                 $407      $280
Purchased power and fuel                  241       104
Operating expenses                         74        76
Depreciation and amortization              43        47
Other income, net                           3         8
  Income before interest and taxes       $ 52      $ 61

Operating Results
   Revenues and purchased power and fuel costs increased
$127 million and $137 million, respectively, in the third quarter of 1999 as compared to the third quarter of 1998, primarily as a result of an increase in the number of customers served by Portland General and a significant increase in wholesale sales. Revenue increases were offset by higher power costs.

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

   The following table reflects IBIT for each business line
(in millions):

                                         Third Quarter
                                         1999      1998

Commodity Sales and Services             $172      $152
Energy Assets and Investments             240       160
Unallocated expenses                      (34)      (35)
  Income before interest, minority
   interests and taxes                   $378      $277

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

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                               Third Quarter
                                               1999     1998

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                                8,573     7,749
  Canada                                       4,748     3,656
  Europe                                       1,605     1,176
  Other                                           35        17
                                              14,961    12,598
Transport Volumes                                537       643
     Total Gas Volumes                        15,498    13,241
Oil                                            3,972     2,596
Liquids                                          727       652
Electricity(c)                                12,406    17,684
     Total                                    32,603    34,173

Electricity Volumes Marketed (Thousand MWh)
  United States                              111,336   162,527
  Europe and Other                             2,795       165
     Total                                   114,131   162,692

Financial Settlements (Notional) (BBtue/d)   109,351    83,653

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

   The earnings from commodity sales and services increased to $172 million in the third quarter of 1999 as compared to $152 million in the same period of 1998 primarily due to increased earnings from long-term energy contracts, commodity marketing activities and favorable changes in credit markets worldwide. Increased earnings from other commodity marketing, including coal, paper, liquids, interest rate and foreign currency, were partially offset by slightly decreased earnings from gas marketing.

   Total power volumes for the third quarter of 1999 exceeded both first and second quarter levels but were down from the unusually high third quarter level last year.
Third quarter 1998 volumes were unusually high primarily due to high price volatility caused by shortages resulting from scheduled maintenance and outages.

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

   Earnings from energy assets and investments increased to $240 million in the third quarter of 1999 as compared to $160 million in the same period of 1998 primarily as a result of the increased earnings from Enron Wholesale's worldwide energy assets and increased market value of Enron Wholesale's energy and communications investments, partially offset by lower earnings from sales of interests in energy assets.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending Enron's energy expertise to end-use customers. This includes sales of natural gas, electricity and energy management services directly to commercial and industrial customers. In the third quarter of 1999, Energy Services continued to make significant progress in expanding its customer base and contracting activities by executing several significant commodity and services contracts with new customers. Energy Services reported an operating loss before interest, minority interest and taxes of $18 million in the third quarter of 1999 compared to a loss of $23 million in the third quarter of 1998. The results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services, partially offset by increased earnings from energy management services.

Exploration and Production
   Enron's exploration and production operations have been conducted by Enron Oil & Gas Company (EOG). The operating results of this segment reflect activity through August 16, 1999, the date of the share exchange transaction that resulted in the sale of EOG (see Note 2 to the Consolidated Financial Statements). IBIT of Exploration and Production totaled $33 million and $25 million for the third quarter of 1999 and 1998, respectively.

Corporate and Other
   Corporate and Other includes results of Azurix Corp., which provides water and wastewater services, Enron Renewable Energy Corp. and the operations of Enron's methanol and MTBE plants. Corporate and Other realized a loss before interest, minority interests and taxes of $10 million in the third quarter of 1999 compared to $4 million for the same period in 1998. Significant components of IBIT are as follows:

                                             Third Quarter
                                             1999      1998

IBIT before items impacting comparability   $  (23)   $   (4)

Items impacting comparability:
  Gain on sale of EOG                          454         -
  Charge to reflect impairment of MTBE
   assets                                     (441)        -
IBIT                                        $  (10)   $   (4)

   In September 1999, Enron recorded a pre-tax gain of $454 million ($345 million after tax) in the third quarter of 1999 related to the sale of interests in EOG (see Note 2 to the Consolidated Financial Statements) and a $441 million pre-tax charge ($278 million after tax) for the impairment of its MTBE assets (see Note 3 to the Consolidated Financial Statements).

   Excluding items impacting comparability, Corporate and Other realized a loss before interest, minority interests and taxes of $23 million in the third quarter of 1999 as compared to $4 million in the same period of 1998 primarily as a result of the inclusion, in 1998, of earnings associated with the increase in the market value of certain corporate-managed financial instruments.

Interest and Related Charges, net
   Interest and related charges, net is reported net of interest capitalized of $16 million and $17 million for the third quarter of 1999 and 1998, respectively. The net expense increased $53 million in the third quarter of 1999 as compared to the same period of 1998, primarily due to an increase in debt of approximately $900 million resulting from the consolidation of Jacare Electrical Distribution
Trust (Jacare) (see Note 5 to the Consolidated Financial
Statements) and issuances of debt subsequent to September
30, 1998.

Dividends on Company-Obligated Preferred Securities of Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries was $19 million in the third quarter of 1999 and 1998.

Minority Interests
   Minority interests increased $22 million to $38 million in the third quarter of 1999 compared to the same period in 1998, primarily due to the formation of certain joint ventures subsequent to the third quarter of 1998 and the minority owner's share of the results of Jacare prior to the purchase of additional shares of Elektro (see Note 5 to the Consolidated Financial Statements). Included in 1998 is the minority interest of a joint venture that is no longer consolidated due to a change of control in March 1999 (see
Note 5 to the Consolidated Financial Statements).

Income Tax Expense
   The projected effective tax rate for 1999 is lower than the statutory rate mainly due to equity earnings, consolidated foreign earnings and differences between the book and tax basis of certain assets and stock sales, including the EOG share exchange (see Note 2 to the Consolidated Financial Statements).


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999
vs. Nine Months Ended September 30, 1998


RESULTS OF OPERATIONS

Consolidated Net Income
   Enron reported net income, including items impacting comparability, of $634 million for the first nine months of 1999 compared to $527 million during the same period in 1998.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                              Nine Months Ended
                                                September 30,
                                                1999      1998

Basic earnings per share                       $ 0.84    $ 0.81

Diluted earnings (loss) per share:
  Results before items impacting
   comparability                               $ 0.87    $ 0.77
  Items impacting comparability:
     Gain on sale of EOG                         0.45         -
     Charge to reflect impairment of
      MTBE assets                               (0.36)        -
     Cumulative effect of accounting changes    (0.17)        -
Diluted earnings per share                     $ 0.79    $ 0.77

Income Before Interest, Minority Interests and Income Taxes
   The following table presents IBIT for each of Enron's operating segments (in millions):

                                           Nine Months Ended
                                             September 30,
                                             1999      1998

Transportation and Distribution:
  Gas Pipeline Group                       $  283    $  267
  Portland General                            200       202
Wholesale Energy Operations and Services    1,054       767
Retail Energy Services                        (75)      (93)
Exploration and Production                     65        97
Corporate and Other                            (5)      (19)
  Income before interest, minority
   interests and taxes                     $1,522    $1,221

Transportation and Distribution
   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                        Nine Months Ended
                                         September 30,
                                         1999      1998

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  3,870     4,046
  Transwestern Pipeline                 1,508     1,646
  Florida Gas Transmission              1,478     1,328
  Northern Border Pipeline              2,432     1,766

(a) Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                       Nine Months Ended
                                         September 30,
                                         1999      1998

Net revenues                             $450      $473
Operating expenses                        190       205
Depreciation and amortization              52        50
Equity in earnings                         30        28
Other income, net                          45        21
  Income before interest and taxes       $283      $267

Operating Results
   Net revenues and operating expenses of GPG declined $23 million and $15 million, respectively, in the first nine months of 1999 as compared to the same period in 1998. The decreases are primarily due to the expiration, in October
1998, of certain transition cost recovery surcharges that caused a reduction in revenues and a corresponding decrease in expenses. The decrease in net revenues was partially offset by the third quarter 1999 sale of storage inventory gas. Other income, net increased $24 million in the first nine months of 1999 as compared to the same period in 1998 primarily as a result of interest earned by GPG in connection with the financing of an acquisition by an unconsolidated affiliate.

  Portland General. Statistics for Portland General for the first nine months of 1999 and 1998 are as follows:

                                            Nine Months Ended
                                               September 30,
                                               1999      1998
Electricity Sales (Thousand MWh)(a)
  Residential                                  5,400     5,049
  Commercial                                   5,513     5,056
  Industrial                                   3,265     2,641
     Total Retail                             14,178    12,746
  Wholesale                                    9,312     8,632
     Total Electricity Sales                  23,490    21,378

Average Billed Revenue (cents per kWh)
  Residential                                   5.91      6.21
  Commercial                                    4.90      5.14
  Industrial                                    3.71      3.61
     Total Retail                               5.01      5.25
  Wholesale                                     2.72      2.04
     Total Sales                                4.10      3.95

Resource Mix
  Coal                                            15%       15%
  Combustion Turbine                               6         9
  Hydro                                            9         9
     Total Generation                             30        33
  Firm Purchases                                  57        60
  Secondary Purchases                             13         7
     Total Resources                             100%      100%

Average Variable Power Cost (Mills/kWh)(b)
  Generation                                     9.0       8.0
  Firm Purchases                                22.6      16.3
  Secondary Purchases                           18.4      21.8
     Total Average Variable Power Cost          19.1      14.9

Retail Customers (end of period, thousands)      714       698

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   For the first nine months of 1999, Portland General realized IBIT of $200 million as compared to $202 million in the same period in 1998, as follows (in millions):

                                       Nine Months Ended
                                         September 30,
                                         1999      1998

Revenues                               $1,002    $  869
Purchased power and fuel                  460       322
Operating expenses                        223       230
Depreciation and amortization             137       136
Other income, net                          18        21
  IBIT                                 $  200    $  202

Operating Results
   Revenues and purchased power and fuel costs increased
$133 million and $138 million, respectively, in the first nine months of 1999 as compared to the same period in 1998.
Revenues increased primarily as a result of an increase in the number of customers served by Portland General and increased wholesale sales in the third quarter of 1999.
Higher power costs offset the increase in revenues.

Wholesale Energy Operations and Services
   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                       Nine Months Ended
                                         September 30,
                                         1999      1998

Commodity Sales and Services           $  477    $  304
Energy Assets and Investments             701       569
Unallocated expenses                     (124)     (106)
  Income before interest, minority
   interests and taxes                 $1,054    $  767

   The following discussion analyzes the contributions to IBIT for each of the business lines.

   Commodity Sales and Services. Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                             Nine Months Ended
                                                September 30,
                                                1999      1998

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                                 8,564     7,242
  Canada                                        4,395     3,279
  Europe                                        1,531     1,121
  Other                                            22         9
                                               14,512    11,651
Transport Volumes                                 535       575
     Total Gas Volumes                         15,047    12,226
Oil                                             5,249     2,298
Liquids                                           688       619
Electricity(c)                                 10,889    11,838
     Total                                     31,873    26,981

Electricity Volumes Marketed (Thousand MWh)
  United States                               292,264   322,874
  Europe and Other                              5,012       287
     Total                                    297,276   323,161

Financial Settlements (Notional) (BBtue/d)     95,786    73,711

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

     The earnings from Commodity Sales and Services increased to $477 million in the first nine months of 1999 as compared to $304 million in the same period of 1998 primarily due to increased earnings from long-term energy contracts, other commodity marketing activities and favorable changes in credit markets worldwide.

     Energy Assets and Investments. Earnings from Energy Assets and Investments increased to $701 million in the first nine months of 1999 as compared to $569 million in the same period of 1998 as a result of the increased market value of Enron Wholesale's communications investments and higher operating results from Enron Wholesale's worldwide energy assets, partially offset by reductions in the market value of certain energy investments and lower earnings from sales of interests in energy assets.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 1999 due to continued expansion into new markets and system upgrades.

Retail Energy Services
   Energy Services reported an operating loss before interest, minority interest and taxes of $75 million in the first nine months of 1999 compared to a loss of $93 million for the same period of 1998. The results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date by Energy Services, partially offset by increased earnings from energy management services.

Exploration and Production
   Exploration and Production reported IBIT of $65 million in the first nine months of 1999 compared to $97 million for the same period in 1998 primarily as a result of increased depreciation, depletion and amortization and increased operating expenses, partially offset by decreased exploration expense. The operating results of this segment reflect activity through August 16, 1999, the date of the share exchange transaction (see Note 2 to the Consolidated Financial Statements).

Corporate and Other
   Corporate and Other realized a loss before interest, minority interests and taxes of $5 million in the first nine months of 1999 compared to a loss of $19 million for the same period in 1998. Significant components of IBIT are as follows (in millions):

                                           Nine Months Ended
                                             September 30,
                                             1999      1998

IBIT before items impacting comparability   $ (18)    $ (19)

Items impacting comparability:
  Gain on sale of EOG                         454         -
  Charge to reflect impairment of MTBE
   assets                                    (441)        -
IBIT                                        $  (5)    $ (19)

   IBIT for Corporate and Other in the first nine months of 1999 include a pre-tax gain of $454 million on the sale of Enron's interest in EOG (see Note 2 to the Consolidated
Financial Statements) and a $441 million pre-tax charge for the impairment of its MTBE assets (see Note 3 to the Consolidated Financial Statements).

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $45 million and $33 million for the first nine months of 1999 and 1998, respectively. The net expense increased $139 million in the first nine months of 1999 as compared to the same period of 1998, primarily due to an increase in debt of approximately $900 million resulting from the consolidation of Jacare (see Note 5 to the Consolidated Financial Statements) and issuances of debt subsequent to September 30, 1998.

Minority Interests
   Minority interests increased $34 million to $94 million in the first nine months of 1999 compared to the same period in 1998, primarily due to the formation of certain joint ventures subsequent to the third quarter of 1998 and the minority owner's share of the results of Jacare prior to the purchase of additional shares of Elektro (see Note 5 to the Consolidated Financial Statements). The first nine months of 1998 include higher net income from EOG and the minority interest of a joint venture that is no longer consolidated due to a change of control in March 1999 (see Note 5 to the Consolidated Financial Statements).

Income Tax Expense
   The projected effective tax rate for 1999 is lower than the statutory rate mainly due to equity earnings, consolidated foreign earnings and differences between the book and tax basis of certain assets and stock sales, including the EOG share exchange (see Note 2 to the Consolidated Financial Statements).

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

   The effects of the Year 2000 problem are exacerbated because of the interdependence of computer and telecommunications systems in the United States and throughout the world. This interdependence is true for Enron and Enron's suppliers, trading partners, and customers, as well as for governments of countries around the world where Enron does business.

State of Readiness
   Enron's Board of Directors has been briefed about the Year 2000 problems generally and as they may affect Enron. The Board has adopted a Year 2000 plan (the "Plan") covering all of Enron's business units. The aim of the Plan is to take reasonable steps to prevent Enron's mission-critical functions from being impaired due to the Year 2000 problem. "Mission-critical" functions are those functions whose loss would cause an immediate stoppage of or significant impairment to major business areas (a major business area is one of material importance to Enron's business).

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

   Enron is implementing the Plan, which will be modified as events warrant. Under the Plan, Enron has inventoried its mission-critical computer hardware and software systems and embedded chips (computer chips with date-related functions, contained in a wide variety of devices); assessed the effects of Year 2000 problems on the mission-critical functions of Enron's business units; remedied systems, software and embedded chips in an effort to avoid material disruptions or other material adverse effects on mission-critical functions, processes and systems; verified and tested the mission-critical systems to which remediation efforts have been applied; and attempted to mitigate those mission-critical aspects of the Year 2000 problem that are not remediated by January 1, 2000, including the development of contingency plans to cope with the mission-critical consequences of Year 2000 problems that have not been identified or remediated by that date.

   The Plan recognizes that the computer,
telecommunications, and other systems ("Outside Systems") of outside entities ("Outside Entities") have the potential for major, mission-critical, adverse effects on the conduct of Enron's business. Enron does not have control of these Outside Entities or Outside Systems. (In some cases, Outside Entities are foreign governments or businesses located in foreign countries.) However, Enron's Plan includes an ongoing process of identifying and contacting Outside Entities whose systems, in Enron's judgment, have or may have a substantial effect on Enron's ability to continue to conduct the mission-critical aspects of its business without disruption from Year 2000 problems. The Plan envisions Enron attempting to inventory and assess the extent to which these Outside Systems may not be "Year 2000 ready" or "Year 2000 compatible." Enron continues to coordinate with these Outside Entities in an ongoing effort regarding the Outside Systems that are mission-critical to Enron.

   It is important to recognize that inventorying, assessing, analyzing, converting (where necessary), testing, and developing contingency plans for mission-critical items in anticipation of the Year 2000 event are necessarily iterative processes. That is, the steps are repeated as Enron learns more about the Year 2000 problem and its effects on Enron's internal systems and on Outside Systems, and about the effects that embedded chips may have on Enron's systems and Outside Systems. As the steps are repeated, it is likely that new problems will be identified and addressed. Enron anticipates that it will continue with these processes through January 1, 2000 and, if necessary based on experience, into the year 2000 in order to assess and remediate problems that reasonably can be identified only after the start of the new century.

   Enron's Year 2000 Plan called for most business units to have completed initial rounds of inventory, assessment, remediation and validation testing of its mission critical internal items by June 30, 1999. At Enron, that deadline was met in all material respects. (However, as explained elsewhere in this statement, that does not ensure that these systems do not continue to contain hidden Year 2000 defects in computer code or in embedded devices.)

   As of October 31, 1999, Enron and all its business units were materially complete with mission critical items, as shown in the following tables. The first table deals with the Enron business units' mission-critical internal systems
(including embedded chips) and the second deals with the business units' mission-critical Outside Systems of Outside
Entities. Any notation of "complete" conveys the fact only that the initial iteration of this phase was substantially completed.


Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Internal Items)

                                                                                              Contingency
                       Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Transportation
and
Distribution:
 Gas Pipeline Group        C            C          C           C           C         C            C
 Portland General          C            C          C           C           C         C            C
Wholesale:
 North America             C            C          C           C           C         C            C
 Europe                    C            C          C           C           C         C            C
 Other International       C            C          C           C           C         C            C
Retail Energy Services     C            C          C           C           C         C            C
Corporate and Other        C            C          C           C           C         C            C

Year 2000 Plan Readiness by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                              Contingency
                       Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Transportation
and
Distribution:
 Gas Pipeline Group        C            C          C           C           C         C            C
 Portland General          C            C          C           C           C         C            C
Wholesale:
 North America             C            C          C           C           C         C            C
 Europe                    C            C          C           C           C         C            C
 Other International       C            C          C           C           C         C            C
Retail Energy Services     C            C          C           C           C         C            C
Corporate and Other        C            C          C           C           C         C            C

Legend:             C = Complete   IP = In Process     TBI = To Be Initiated

   The following tables show, by business unit, completion dates for the initial iteration of various stages of the Plan. The first table deals with the Enron business units' mission-critical internal systems (including embedded chips) and the second deals with the business units' mission-critical Outside Systems of Outside Entities.

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Internal Items)(a)

                                                                                              Contingency
                       Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Transportation and
Distribution:
 Gas Pipeline Group      12/98        1/99        4/99        6/99        7/99      8/99         6/99
 Portland General        12/97       10/98       10/98        6/99        8/99     10/99         6/99
Wholesale:
 North America            6/98        8/98       12/98        6/99        7/99      8/99         8/99
 Europe                   7/98        8/98        8/98        4/99        8/99      9/99         8/99
 Other International      3/99        3/99        4/99        8/99        9/99      9/99         6/99
Retail Energy Services    1/99        2/99        3/99        4/99        8/99      9/99         7/99
Corporate and Other       2/99        2/99        3/99        6/99        8/99     10/99         6/99

Year 2000 Plan Completion Dates by Enron Business Unit
(Mission-Critical Outside Entities)

                                                                                              Contingency
                       Inventory   Assessment   Analysis   Conversion   Testing   Y2K-Ready       Plan

Transportation and
Distribution:
 Gas Pipeline Group      11/98        1/99       4/99         5/99        5/99      6/99          6/99
 Portland General        10/98       11/98      11/98         6/99        6/99      6/99          6/99
Wholesale:
 North America            7/98        3/99       5/99         7/99        9/99      9/99          9/99
 Europe                   6/98        7/98       3/99         8/99        8/99      8/99          8/99
 Other International      2/99        2/99       4/99         8/99        8/99      8/99          6/99
Retail Energy Services    1/99        1/99       3/99         4/99        5/99      8/99          8/99
Corporate and Other      10/98        3/99       3/99         6/99        8/99     10/99          6/99

   Because Enron's Year 2000 Plan treats Year 2000 efforts as an iterative process, Enron is continuing additional cycles of inventory, assessment, remediation and validation testing, which will be conducted in parallel with and in coordination with Enron's Year 2000 contingency planning.

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

   Potential shortcoming. Enron believes that its mission-critical systems, domestic and international, are substantially Year 2000-ready. However, there is no assurance that the Plan will succeed in accomplishing its purposes or that unforeseen circumstances will not arise during implementation of the Plan that would materially and adversely affect Enron.

   Cascading effect. Despite Enron's reasonable efforts to identify, assess, and, where appropriate, replace devices that contain embedded chips, Enron anticipates that it will not be able to find and remediate all embedded chips in systems in Enron's business units. Further, Enron anticipates that Outside Entities on which Enron depends also will not be able to find and remediate all embedded chips in their systems. Some of the embedded chips that fail to operate or that produce anomalous results may create system disruptions or failures. Some of these disruptions or failures may spread from the systems in which they are located to other systems in a cascade. These cascading failures may have adverse effects upon Enron's ability to maintain safe operations and may also have adverse effects upon Enron's ability to serve its customers and otherwise to fulfill certain contractual and other legal obligations.
The embedded chip problem is widely recognized as one of the more difficult aspects of the Year 2000 problem across industries and throughout the world. Enron believes that the possible adverse impact of the embedded chip problem is not, and will not be, unique to Enron.

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

Contingency Plans
   As part of the Plan, Enron is developing contingency plans that deal with two aspects of the Year 2000 problem:
(1) that Enron, despite its good-faith, reasonable efforts, may not have satisfactorily identified and remediated all of its internal mission-critical systems; and (2) that Outside Systems may not be Year 2000 ready, despite Enron's good-faith, reasonable efforts to work with Outside Entities. Enron's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from Year 2000 incompatibilities regarding these mission-critical functions or systems, and to facilitate the early identification and remediation of mission-critical Year 2000 problems that first manifest themselves after January 1, 2000.

   Enron's contingency plans contemplate an assessment of all its mission-critical internal information technology systems and its internal operational systems that use computer-based controls. This process will commence in the early minutes of January 1, 2000, and continue for hours, days, or weeks, as circumstances require. Further, Enron will in that time frame assess any mission-critical disruptions due to Year 2000-related failures that are external to Enron. The assessment process will cover, for example, loss of electrical power from utilities; telecommunications services from carriers; or building access, security, or elevator service in facilities occupied by Enron.

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

Summary
   Enron has a plan to deal with the Year 2000 challenge and believes that it will be able to achieve substantial Year 2000 readiness with respect to the mission critical systems that it controls. However, from a forward-looking perspective, the extent and magnitude of the Year 2000 problem as it will affect Enron, both before and for some period after January 1, 2000, are difficult to predict or quantify for a number of reasons. Among these are: the difficulty of locating "embedded" chips that may be in a great variety of mission-critical hardware used for process or flow control, environmental, transportation, access, communications and other systems; the difficulty of inventorying, assessing, remediating, verifying and testing Outside Systems; the difficulty in locating all mission-critical software (computer code) internal to Enron that is not Year 2000 compatible, or that may be subject to re-coding errors or sabotage. Accordingly, there can be no assurance that all of Enron's systems and all Outside Systems will be adequately remediated so that they are Year 2000 ready by January 1, 2000, or by some earlier date, so as not to create a material disruption to Enron's business. If, despite Enron's reasonable efforts under its Year 2000 Plan, there are mission-critical Year 2000-related failures that create substantial disruptions to Enron's business, the adverse impact on Enron's business could be material. Additionally, while Enron's Year 2000 costs are not expected to be material, such costs are difficult to estimate accurately because of unanticipated vendor delays, technical difficulties, the impact of tests of Outside Systems and similar events. Moreover, the estimated costs of implementing the Plan do not take into account the costs, if any, that might be incurred as a result of Year 2000-related failures that occur despite Enron's implementation of the Plan.

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

FINANCIAL CONDITION

Cash Flows
                                      Nine Months Ended
                                        September 30,
(In Millions)                           1999      1998

Cash provided by (used in):
   Operating activities               $   (43)  $   (29)
   Investing activities                (3,155)   (3,171)
   Financing activities                 3,403     3,413

   Cash used in operating activities totaled $43 million in the first nine months of 1999 as compared to $29 million used in the same period last year. Cash used in operating activities in 1999 reflects increased working capital requirements offset by improved earnings and distributions received from unconsolidated affiliates.

   Cash used in investing activities totaled $3,155 million in the first nine months of 1999 as compared to $3,171 million in the same period of 1998. The 1999 amount reflects increased cash used for capital expenditures, primarily related to the purchase of certain MTBE operating leases (see Note 3 to the Consolidated Financial Statements), North American power plant construction and the construction of Enron Communication's fiber optic network, and equity investments, primarily in South Korea, India and Panama, partially offset by proceeds from the sale of EOG (see Note 2 to the Consolidated Financial Statements).

   Cash provided by financing activities totaled $3,403 million in the first nine months of 1999 as compared to $3,413 million during the same period of 1998. The 1999 amount includes net proceeds of approximately $839 million from the public offering of 13.8 million shares of Enron common stock, net issuances of short- and long-term debt of $2,191 million and proceeds from the issuance of equity by subsidiaries. Proceeds were primarily used to fund investment activities.

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

CAPITALIZATION

   Total capitalization at September 30, 1999 was $20.8 billion. Debt as a percentage of total capitalization decreased to 41.4% at September 30, 1999 as compared to 41.9% at December 31, 1998. The decrease primarily reflects the issuance in February 1999 of approximately 13.8 million shares of common stock and increased preferred stock outstanding resulting from the deconsolidation of a joint venture (see Note 5 to the Consolidated Financial Statements), partially offset by increased debt levels, a decreased balance in accumulated other comprehensive income due to the devaluation of the Brazilian Real (see Note 8 to the Consolidated Financial Statements) and a decrease in minority interests following the sale of EOG (see Note 2 to the Consolidated Financial Statements).

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

   Enron's value at risk for its non-trading commodity price risk decreased to $2 million at September 30, 1999 as compared to $10 million at December 31, 1998, primarily as a result of decreased hedging activity due to Enron's sale of its interest in EOG (see Note 2 to the Consolidated
Financial Statements).

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

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

     See Part I. Item 1, Note 6 to Consolidated Financial
Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 2. Recent Sales of Unregistered Equity Securities

     On September 24, 1999, Enron issued 250,000 shares of Mandatorily Convertible Junion Preferred Stock, Series B (the Series B Preferred Stock), to an existing security holder, Whitewing Associates, L.P., a Delaware limited parthership (Whitewing), in exchange for all the outstanding shares of a then existing series of Enron convertible preferred stock held by Whitewing. No commission or other remuneration was paid in connection with the exchange, and the Series B Preferred Stock was issued pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933. See Part I, Item 2, Note 5 to the Consolidated Financial Statements herein.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     None.

                         SIGNATURES


   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  November 15, 1999   By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Executive Vice President and Chief
                                Accounting Officer
                               (Principal Accounting Officer)