Form 10-K
period 1999-12-31
ENRON CORP/OR/
filed 2000-03-30
CIK 1024401

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549
                        ____________
                          Form 10-K
                        ____________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
    THE SECURITIES EXCHANGE ACT OF 1934

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

   Cumulative Second Preferred         New York Stock Exchange
   Convertible Stock,                  and
      no par value                     Chicago Stock Exchange

   7% Exchangeable Notes due           New York Stock Exchange
   July 31, 2002

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

Aggregate market value of the voting stock held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on February 15, 2000, was approximately $51,230,710,146. As of March 1, 2000, there were
724,621,221 shares of registrant's Common Stock, no par value, outstanding.

Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the May 2, 2000 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference in Part III of this Form 10-K.

                      TABLE OF CONTENTS

                           PART I
                                                             Page

Item 1.  Business                                             1
          General                                             1
          Business Segments                                   1
          Transportation and Distribution                     2
            Interstate Transmission of Natural Gas            2
            Crude Oil Transportation Services                 4
            Electricity Transmission and Distribution
             Operations                                       4
          Wholesale Energy Operations and Services            5
            Developed Markets                                 7
            Developing Markets                                8
            Enron Broadband Services                         11
          Retail Energy Services                             12
          Other Enron Businesses                             13
          Regulation                                         13
          Revenues by Business Segment                       19
          Current Executive Officers of the Registrant       20

Item 2.  Properties                                          22
          Natural Gas Transmission                           22
          Electric Utility Properties                        22
          Domestic Power Plants                              23
          International Power Plants and Pipelines           24

Item 3.  Legal Proceedings                                   24

Item 4.  Submission of Matters to a Vote of Security Holders 26

                           PART II

Item 5.  Market for the Registrant's Common Equity
            and Related Shareholder Matters                  27

Item 6.  Selected Financial Data (Unaudited)                 28

Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    29

Item 7A. Financial Risk Management                           41

          Information Regarding Forward Looking Statements   44

Item 8.  Financial Statements and Supplementary Data         45

Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure              45

                          PART III

Item 10. Directors and Executive Officers of the Registrant  46

Item 11. Executive Compensation                              46

Item 12. Security Ownership of Certain Beneficial Owners
            and Management                                   46

Item 13. Certain Relationships and Related Transactions      47

                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              47

                           PART I

Item 1. BUSINESS

GENERAL

     Enron Corp., an Oregon corporation, is an energy and communications company with headquarters in Houston, Texas. Enron's operations are conducted through its subsidiaries and affiliates which are principally engaged in the transportation of natural gas through pipelines to markets throughout the United States; the generation, transmission and distribution of electricity to markets in the northwestern United States; the marketing of natural gas, electricity and other commodities and related risk management and finance services worldwide; the development, construction and operation of power plants, pipelines and other energy related assets worldwide; and the development of an intelligent network platform to provide bandwidth management services and deliver high bandwidth applications. As of December 31, 1999, Enron employed approximately 17,900 persons.

     As used herein, unless the context indicates otherwise, "Enron" refers to Enron Corp. and its subsidiaries and affiliates.

BUSINESS SEGMENTS

     Enron has divided its operations into the following reportable segments:

     Transportation and Distribution - Regulated industries;
interstate transmission of natural gas; management and operation of pipelines; electric utility operations.

     Wholesale Energy Operations and Services - Energy commodity sales and services, risk management products and financial services to wholesale customers; development, acquisition and operation of power plants, natural gas pipelines and other energy-related and communications assets including broadband services.

     Retail Energy Services - Sales of natural gas and electricity directly to end-use customers, mainly in the commercial and industrial sectors, including the outsourcing of customers' energy-related activities;

     Exploration and Production - Natural gas and crude oil exploration and production primarily in the United States, Canada, Trinidad and India until August 16, 1999.

     Corporate and Other - Includes operation of water and renewable energy businesses as well as clean fuels plants.

     For financial information by business segment for the fiscal years ended December 31, 1997 through December 31,
1999, please see Note 20 to the Consolidated Financial
Statements on page F-36.

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

     Northern Natural Gas Company. Through its approximately 16,500-mile natural gas pipeline system stretching from Texas to Michigan's Upper Peninsula, Northern transports natural gas to points in its traditional market area of Illinois, Iowa, Kansas, Michigan, Minnesota, Nebraska, South Dakota and Wisconsin. Gas is transported to town border stations for consumption and resale by non-affiliated gas utilities and municipalities and to other pipeline companies and gas marketers. Northern also transports gas at various points outside its traditional market area in the production areas of Colorado, Kansas, New Mexico, Oklahoma, Texas and North Dakota for utilities, end-users and other pipeline and marketing companies. Northern provides transportation and storage services to approximately 90 utility customers and end-users in the upper midwestern United States. Most of Northern's revenues are comprised of monthly demand charges that are based on contracted capacity rather than throughput.

     In Northern's market area, natural gas is an energy source available for traditional residential, commercial and industrial uses. Northern's throughput totaled 1,394 trillion British thermal units ("TBtu") in 1999. Northern also operates three natural gas storage facilities and two liquefied natural gas storage peaking units. These storage facilities provide Northern the operational capacity to balance its system on a daily basis and assist in meeting customers' heating season system requirements. Northern competes with other interstate pipelines in the transportation and storage of natural gas. In addition, the FERC continues its efforts to introduce more competition into the natural gas industry, having the effect of increasing transportation and purchase options of Northern's traditional customer base. See "Regulation - Natural Gas Rates and Regulations".

     Transwestern Pipeline Company. Transwestern is an interstate pipeline engaged in the transportation of natural gas. Through its approximately 2,500-mile pipeline system, Transwestern transports natural gas from West Texas, Oklahoma, eastern New Mexico and the San Juan Basin in northwestern New Mexico and southern Colorado primarily to the California market and to markets off the east end of its system. Transwestern has access to three significant gas basins for its gas supply: the San Juan Basin, the Permian Basin in West Texas and eastern New Mexico and the Anadarko Basin in the Texas and Oklahoma Panhandles. Transwestern's peak delivery capacity was approximately 1.5 billion cubic feet ("Bcf") per day in 1999. Substantially all of Transwestern's delivery capacity to California was held by shippers on a firm basis until November 1, 1996, when approximately 450 million cubic feet ("MMcf") per day of firm capacity was turned back to Transwestern by a major customer as a result of oversupply of pipeline capacity to California. Anticipating this turnback, Transwestern entered into a settlement agreement with its customers whereby the costs associated with this turnback are shared by Transwestern and certain customers. Transwestern is responsible for 70% of the risk of resubscribing the released capacity, and Transwestern's customers have the remaining 30% of such risk through 2001. In addition to this cost-sharing mechanism, Transwestern and its customers also agreed to contract rates through 2006 and agreed that Transwestern would not be required to file a new rate case for rates to be effective prior to November 1, 2006.

     Transwestern's mainline includes a lateral pipeline to the San Juan Basin which allows Transwestern to access San Juan Basin gas supplies. Via Transwestern's San Juan lateral pipeline, the San Juan Basin gas may be delivered to California markets as well as markets off the east end of Transwestern's system. This bi-directional flow capability enhances pipeline utilization. Transwestern added bi-directional flow capability in 1995 to increase system flexibility and utilization as a result of the oversupply of pipeline capacity to California. This initially increased volumes delivered to the system's east end. Transwestern has firm transportation service on the east end of its system and transports Permian, Anadarko and San Juan Basin supplies into Texas, Oklahoma and the midwestern United States. More recently, Transwestern has reestablished volumes flowing into the previously oversupplied California market.

     In January 2000, Transwestern received FERC certification to increase delivery capability to California by 140 MMcf per day. This expansion is expected to be in service in May 2000. Transwestern competes with several interstate pipelines in the California market and its markets off the east end of its system.

     Florida Gas Transmission Company. An Enron subsidiary owns a 50% interest in Florida Gas by virtue of its 50% interest in Citrus Corp., which owns all of the capital stock of Florida Gas. Another Enron subsidiary operates the Florida Gas pipeline.

     Florida Gas is an interstate pipeline company that transports natural gas for third parties. Its approximately 4,795-mile pipeline system extends from South Texas to a point near Miami, Florida. Florida Gas provides a high degree of gas supply flexibility for its customers because of its proximity to the Gulf of Mexico producing region and its interconnections with other interstate pipeline systems which provide access to virtually every major natural gas producing region in the United States. Florida Gas serves a mix of customers anchored by electric utility generators.

     Florida Gas has periodically expanded its system capacity to keep pace with the growing demand for natural gas in Florida. In February 2000, Florida Gas received FERC certification for its Phase IV expansion. Phase IV will increase system capacity approximately 200 MMcf per day and is backed by 20-year firm transportation agreements. This expansion is expected to be in service in mid-2001 and is expected to cost approximately $270 million. In December 1999, Florida Gas filed an application with FERC for its Phase V expansion, which will increase capacity an additional approximately 400 MMcf per day at an estimated cost of $420 million. Subject to regulatory approvals, Phase V is expected to be in service in 2002. Florida Gas' current firm average delivery capacity into Florida is approximately 1,495 billion British thermal units ("BBtu") per day. Florida Gas also owns an interest in facilities that link its system to the Mobile Bay producing area. Florida Gas' customers have reserved over 99% of the existing capacity on the Florida Gas system pursuant to firm, long-term transportation service agreements.

     Florida Gas is the only interstate natural gas pipeline serving peninsular Florida. Florida Gas faces competition from residual fuel oil in the Florida market. In addition, there are two proposed pipeline projects currently on file with the FERC that would compete with Florida Gas to serve Florida's growing energy needs. Both projects propose building a pipeline from Mobile, Alabama crossing the Gulf of Mexico to Florida. Enron is unable to predict which of these projects, if any, will go forward.

     Northern Border Partners, L.P.. Northern Border Partners, L.P., a Delaware limited partnership, owns 70% of Northern Border Pipeline Company, a Texas general partnership ("Northern Border"). An Enron subsidiary holds a 12.4% interest in the limited partnership and serves as operator of the pipeline. Northern Border owns an approximately 1,214-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to interconnecting pipelines and local distribution systems in the States of North Dakota, South Dakota, Minnesota, Iowa and Illinois.
Northern Border has pipeline access to natural gas reserves in the provinces of Alberta, British Columbia and Saskatchewan, as well as the Williston Basin in the United States. The pipeline system also has access to production of synthetic gas from the Dakota Gasification Plant in North Dakota. Interconnecting pipeline facilities provide Northern Border shippers access to markets in the Midwest, as well as other markets throughout the United States by transportation, displacement and exchange agreements. Therefore, Northern Border is strategically situated to transport significant quantities of natural gas to major gas consuming markets. Based upon existing contracts and capacity, 100% of Northern Border's firm capacity (approximately 2.4 Bcf of natural gas per day) is contractually committed through October 31, 2001. In March 2000, Northern Border received FERC approval for Project 2000, an approximately $94 million proposed expansion and extension of the pipeline system into the heavy industrial area of northern Indiana. Northern Border competes with two other interstate pipeline systems that transport gas from Canada to the Midwest.

Crude Oil Transportation Services

     EOTT Energy Partners, L.P. ("EOTT"), a Delaware limited partnership, is engaged in the purchasing, gathering, transporting, trading, storage and resale of crude oil and refined petroleum products, and related activities. EOTT Energy Corp. (a wholly-owned subsidiary of Enron) serves as the general partner of EOTT. Enron owns a minority interest in EOTT. Through its North American crude oil gathering and marketing operations, EOTT purchases crude oil produced from approximately 40,000 leases in 18 states and is a purchaser of lease crude oil in Canada. EOTT provides transportation and trading services for third party purchasers of crude oil. EOTT competes with the crude oil marketing affiliates of major oil companies and with smaller independent marketers.

Electricity Transmission and Distribution Operations

     Enron's electric utility operations are conducted through its wholly-owned subsidiary Portland General Electric Company ("PGE"). PGE is engaged in the generation, purchase, transmission, distribution and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers throughout the western United States. PGE's Oregon service area is approximately 3,170 square miles, including 54 incorporated cities of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. As of December 31, 1999 PGE served approximately 719,000 retail customers.

     Enron and Sierra Pacific Resources announced on November 8, 1999 that they had entered into a purchase and sale agreement whereby Enron will sell PGE to Sierra Pacific Resources for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. Sierra Pacific Resources will also assume $1 billion in PGE debt and preferred stock. The proposed transaction, which is subject to customary regulatory approvals, is expected to close in late 2000.

     PGE serves a diverse retail customer base. Residential customers constitute the largest customer class and accounted for approximately 45% of the retail revenues in 1999. Residential demand is highly sensitive to the effects of weather, with revenues highest during the winter heating season. Commercial customers comprised approximately 38% and industrial customers represented approximately 17% of retail revenues in 1999. The commercial and industrial classes are not dominated by any single industry. While the 20 largest customers constituted approximately 18% of 1999 retail demand, they represented eight different industry groups including paper manufacturing, high technology, metal fabrication, general merchandising and health services. No single customer represents more than 3% of PGE's total retail load.

     PGE operates within a state-approved service area and under current regulation is substantially free from direct retail competition with other electric utilities. PGE's competitors within its Oregon service territory include other fuel suppliers, such as the local natural gas company, which compete with PGE for the residential and commercial space and water heating market.

            WHOLESALE ENERGY OPERATIONS AND SERVICES

     Enron's wholesale business ("Enron Wholesale") includes its wholesale energy businesses around the world, as well as its new broadband services business. Enron Wholesale operates in developed markets such as North America and Europe, as well as developing or newly deregulating markets including South America, India and Japan.

     Enron builds its wholesale businesses through the creation of networks involving asset ownership, contractual access to third-party assets and market-making activities. Each market in which Enron Wholesale operates utilizes these components in a slightly different manner and is at a different stage of development. This network strategy has enabled Enron Wholesale to establish a significant position in its markets. These activities are categorized into two business lines: (a) Commodity Sales and Services, and (b) Assets and Investments. Often these activities are integrated into a bundled product offering for Enron's customers.

     Enron Wholesale manages its portfolio of contracts and assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, Enron
Wholesale uses portfolio and risk management disciplines, including offsetting or hedging transactions, to manage exposures to market price movements (commodities, interest rates, foreign currencies and equities). Additionally, Enron Wholesale manages its liquidity and exposure to third party credit risk through monetization of its contract portfolio or third party insurance contracts. Enron
Wholesale also sells interests in certain investments and other assets to improve liquidity and overall return.

     Commodity Sales and Services. Enron Wholesale provides customers reliable delivery and predictable pricing for a range of energy commodities. Activities include the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, as well as management of associated price risks. Enron acts as principal to make markets in energy commodities, and optimizes its large portfolio of energy contracts to source low cost supplies to meet customers' needs. Enron Wholesale's delivery of commodities at predictable prices is facilitated through a network of capabilities including asset ownership. Accordingly, certain assets involved in the delivery of these services are included in this business (such as intrastate natural gas pipelines, power plants and gas storage facilities).

     Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                               Year Ended December 31,
                                              1999      1998      1997

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               8,982     7,418     7,654
  Canada                                      4,398     3,486     2,263
  Europe                                      1,549     1,243       660
  Other                                          23         8         -
                                             14,952    12,155    10,577
Transport volumes                               575       559       460
     Total gas volumes                       15,527    12,714    11,037
Crude oil                                     5,407     2,960       690
Liquids                                         753       610       987
Electricity(c)                               10,742    11,024     5,256
     Total physical volumes (BBtue/d)        32,429    27,308    17,970
Electricity volumes marketed (thousand MWh)
  United States                             380,518   401,843   191,746
  Europe and Other                           11,143       483       100
  Other                                         433        46         -
     Total                                  392,094   402,372   191,846

Financial settlements (notional)(BBtue/d)    99,337    75,266    49,028

 (a) Billion British thermal units equivalent per day.
 (b) Includes third-party transactions by Enron Energy Services.
 (c) Represents electricity volumes marketed, converted to BBtue/d.

     During 1999, Enron Wholesale strengthened its position in the deregulated North American gas markets and deregulating power markets. Enron also continued to expand its presence in Europe, particularly on the Continent where wholesale markets began deregulation in early 1999. Enron Wholesale also successfully managed its overall portfolio of contracts, particularly in minimizing credit exposures utilizing third party contracts. New product offerings in coal and pulp and paper markets also added favorably to the results. In late 1999, Enron Wholesale launched an Internet-based e-commerce system, EnronOnline, which allows wholesale customers to view Enron's real time pricing and complete commodity transactions with Enron as principal, with no direct interaction. This capability has positively impacted energy volumes and transaction levels. In 1999, there was a 19% increase in Enron's physical wholesale commodity sales over 1998, with physical volumes for all commodities totaling more than 32 trillion British thermal units equivalent ("TBtue") per day. This included electricity volumes equal to 10.7 TBtue, or approximately 392.1 million megawatt hours, in 1999. In addition, financial settlements totaled approximately 99 TBtue per day.

     Assets and Investments. Enron's Wholesale businesses make investments in various energy and communications-related assets as a part of its network strategy. Enron
Wholesale either purchases the asset from a third party or develops and constructs the asset. In most cases, Enron
Wholesale operates and manages such assets. Earnings from these investments principally result from operations of the assets or sales of ownership interests.

     Additionally, Enron Wholesale invests in debt and equity securities of energy and communications-related businesses, which may also utilize Enron Wholesale's products and services. With these merchant investments, Enron's influence is much more limited relative to assets
Enron develops or constructs. Earnings from these activities result from changes in the market value of the security.

Developed Markets

     North America

     Enron purchases, markets and delivers natural gas, electricity and other energy commodities in North America. Customers include independent oil and gas producers, energy-intensive industrials, public and investor-owned utility power companies, small independent power producers and local distribution companies. Enron also offers a broad range of price, risk management and financing services including forward contracts, swap agreements and other contractual commitments.

     Enron's strategy is to enhance the scale, scope, flexibility and speed of its North American energy network through building and acquiring strategically placed generation assets and forming alliances with customers. During 1999, Enron completed the development and construction of three single cycle gas-fired power plants in the southeastern U.S. to produce 1,300 megawatts of peaking power. An additional 1,600 megawatts of peaking capacity is under construction, scheduled for commercial operation in June 2000. These assets enable Enron to quickly produce power, enhancing Enron's ability to reliably deliver power in periods of increased demand or volatile prices.

     Enron's intrastate natural gas pipelines include Houston Pipe Line Company ("HPL"), which owns a 5,269-mile pipeline in Texas which interconnects with Northern, Transwestern, Florida Gas and numerous other interstate and intrastate pipelines. HPL's intrastate natural gas transportation and storage services are subject to seasonal variation because many of its customers have weather-sensitive natural gas requirements. The Railroad Commission of Texas has jurisdiction over intrastate gas pipeline rates, operations and transactions in Texas. See "Regulation--Natural Gas Rates and Regulations." Enron's Bammel natural gas storage facility located near Houston provides approximately 58 Bcf of working capacity. This facility has the flexibility to deliver gas to the Texas market, or to the East Coast or the midwestern United States. Enron also owns an interest in Louisiana Resources Company ("LRC"), which owns a 540-mile intrastate pipeline, and the Napoleonville natural gas storage facility in Louisiana, which accesses the LRC pipeline and provides four Bcf of working capacity.

     Europe

     As the energy markets liberalize across Europe, Enron's strategy is to build a presence early in each key market in order to create a pan European energy business that provides similar energy service capabilities and products to those established in North America. Services include delivery of physical commodities, price risk management and financing services. At the end of 1999, Enron employed more than 1,750 people in energy marketing and power generation across continental Europe including the United Kingdom, Norway, Germany, Turkey, Poland and Italy.

     Enron's entry into a market varies from country to country, including through the provision of asset infrastructure or the introduction of energy-related products and services. Enron's activity in the United
Kingdom, which liberalized its energy markets in 1992, includes well-established natural gas and power marketing operations. The development, construction and operation of energy assets such as the Teesside and Sutton Bridge power plants and the acquisition of Teesside Utilities Services have contributed to the expansion of Enron's energy marketing business in the United Kingdom.

     Enron has an office in Oslo which accesses the power trading opportunities available in the Nordic region, the most open market for power trading in the Europe region. Enron provides power risk management services to regional municipalities, utilities and large industrials. Enron was appointed market maker for all base load electricity trades on the Nord Pool Nordic Power Exchange. Enron is also pursuing opportunities in continental Europe where there is a need for energy infrastructure and demand from large industrials to restructure their energy supply contracts to benefit from liberalizing gas and power markets. Enron's power and gas volumes and transactions in continental Europe are continuing to increase.

     In contrast to the early stages of energy deregulation in North America where there was generally adequate infrastructure in place to produce and transport gas and power, the international energy markets have generally lacked adequate energy infrastructure, providing Enron opportunities to develop, construct and operate large energy projects. Enron has developed or is developing, owns interests in and/or operates several power plants across Europe. Enron is the turnkey contractor and will be the operator of a natural gas fired, 116-megawatt electric, 70-megawatt thermal power plant located in Nowa Sarzyna, Poland. Twenty-year power purchase agreements have been signed with the Polish power grid company for electricity and with a state-owned chemical company and the City of Nowa Sarzyna for steam. Financing was completed and construction began in early 1998, with commercial operation expected to commence in the first half of 2000. In addition, Enron is developing a 551-megawatt combined-cycle oil gasification power plant located on the island of Sardinia, Italy, and Enron will provide technical services to the plant. A 20-year power purchase agreement has been signed with ENEL, the Italian government utility, and commercial operation is anticipated in 2000. Enron also developed and operates a 478-megawatt gas-fired power plant located at Marmara, Turkey, near Istanbul. The plant supplies electricity to the state power utility under a 20-year power purchase agreement. Commercial operation commenced in June 1999. Enron is pursuing other opportunities such as joint ventures with national utilities or other energy companies in the development, operation or construction of power generation facilities across Europe, including Spain and Croatia.

Developing Markets

     In many markets outside of North America and Europe, a shortage of energy infrastructure exists, providing Enron significant opportunities to develop, construct, promote and operate natural gas pipelines, power plants and other energy infrastructure. In these markets, Enron's strategy is to facilitate completion of vital energy assets and investments that will connect areas of energy supply to areas where energy is consumed. By creating energy networks, Enron seeks to provide reliable delivery of physical energy commodities and develop risk management and financing services to wholesale customers in key international regions. Enron has developed regional wholesale energy businesses around its international asset base in both South America and in India and continues to pursue a range of energy infrastructure opportunities outside of North America and Europe.

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

     In connection with a Power Purchase Agreement between Dabhol Power Company, Enron's 60%-owned subsidiary, and the Maharashtra State Electricity Board (the "MSEB"), Dabhol Power Company has constructed Phase I of an electricity generating power plant south of Mumbai, State of Maharashtra, India. The power plant has an initial capacity of 826 megawatts (gross) (Phase I), which began commercial operations in May 1999. Enron is the fuel manager and operator of the plant, which provides electricity for the growing Maharashtra State economy.

     Enron is currently developing Phase II of the Dabhol power project, a 1,624-megawatt (gross) combined-cycle power plant to be fueled by natural gas. A 20-year power purchase agreement has been signed with the MSEB. Financing of Phase II is completed, with commercial operations expected to commence in late 2001. Phase II will include construction of a liquefied natural gas (LNG) terminal and harbor, which will be capable of handling LNG to fuel both the Dabhol power project and for additional natural gas demand in India.

     South America

     Enron is participating in the development of a comprehensive energy network to connect South America energy supplies to markets with growing energy demands.

     In South America, Enron owns, operates or is developing several pipeline and power projects. Enron owns a 35% interest in Transportadora de Gas del Sur ("TGS") in Argentina. The 4,104-mile pipeline system has a capacity of approximately 1.9 Bcf per day and primarily serves four distribution companies in the greater Buenos Aires area under long-term, firm transportation contracts.

     Enron has a 25% interest in Transredes Transporte de Hidrocarburos S.A. ("Transredes"), an approximately 3,570-mile system of natural gas, crude oil and products pipelines located in Bolivia and connecting Bolivian oil and gas reserves to major markets in Bolivia. Transredes' existing pipeline operations are being upgraded and the capacity of the pipeline system is increasing to 4.3 Bcf per day to supply market needs primarily in eastern Brazil.

     Enron developed, along with Petrobras, the national oil and gas company of Brazil, and others, a pipeline which will connect with Transredes in Bolivia and transport natural gas to markets in Brazil. The pipeline project includes an approximately 1,864-mile natural gas pipeline from Santa Cruz, Bolivia to Porto Alegre, Brazil. Enron currently owns (including through its ownership interest in Transredes) 29.75% of the Bolivian segment of the pipeline and 7% of the Brazilian segment of the pipeline. Commercial operation of the first phase of the pipeline commenced in mid-1999.

     Enron is developing a 480-megawatt combined-cycle power plant at Cuiaba in the State of Mato Grosso in western Brazil to feed power into the Brazilian energy grid in Cuiaba, at a strategic delivery point having few existing alternate generation sources. Commercial operations of Phase I of the project (150 megawatts) commenced in early 1999. Commercial operations of Phase II (additional 150 megawatts) and Phase III (additional 180 megawatts) are expected to commence in late 2000 or early 2001. As an additional part of this project, Enron is developing an approximately 385-mile, 18-inch natural gas pipeline connecting to the Bolivia to Brazil pipeline in Bolivia. Including its ownership interest through Transredes, Enron owns 55.75% of the power plant, 53.125% of the Brazilian segment of the pipeline and 35% of the Bolivian segment of the pipeline.

     Enron has an interest in the Rio de Janeiro municipal gas distribution company, the gas distribution company of the State of Rio de Janeiro and natural gas distribution systems in seven other Brazilian states. These systems encompass an area with a population of approximately 55 million people. Through these ownership interests, Enron has long-term franchises for gas distribution in the largest gas consuming regions in Brazil.

     Enron has a majority ownership interest in Elektro-Electricidade e Servicos S.A. ("Elektro"). Elektro has a 51,000-mile transmission system for the distribution of electricity to approximately 1.5 million consumers throughout 228 municipalities in the State of Sao Paulo, and a number of other municipalities in the State of Mato Grosso do Sul, Brazil.

     Other

     As a result of its development, construction and energy marketing activities, Enron owns or operates various other energy assets and investments, including the following:

     Enron has an interest in a 507-megawatt combined-cycle power plant, including a liquefied natural gas terminal and desalination facility, under construction in Penuelas, Puerto Rico. Enron is the operator of the project, which includes a 22-year power purchase agreement with the Puerto
Rico Electric Power Authority. Commercial operations are expected to commence in the second half of 2000.

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

     Enron operates a 185-megawatt barge-mounted combined-cycle power plant at Puerto Plata on the north coast of the Dominican Republic. The plant began operation in January
1996. Power is sold pursuant to a 19-year power purchase agreement with the Dominican Republic government utility.
In addition, in October 1999 Enron acquired a 17% interest in an electric generating company in the Domican Republic which has a capacity of approximately 329 megawatts.

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

     Enron has a 51% interest in the 355-megawatt Bahia Las
Minas power plant near Colon, Panama. Plant capacity is sold to local distribution companies through five-year power purchase agreements.

     Enron has a 50% interest in an approximately 357-mile natural gas pipeline which runs from the northern coast of Colombia to the central region of the country. Ecopetrol, the state-owned gas company of Colombia, is the sole customer for the transportation services under a 15-year contract.

     Enron has an interest in an approximately 80-megawatt baseload diesel power plant located in Piti, Guam. The project includes a 20-year power purchase agreement with the Guam Power Authority, an agency of the Guam government. Operations commenced in early 1999.

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

     Enron has a 100% interest in an approximately 160-megawatt diesel combined-cycle power plant on Hainan Island, a special economic trade zone off the southeastern coast of China. The independent power project is the first such project developed by a U.S. company in China. An Enron affiliate is operator and fuel manager.

     Enron opened an office in Australia in late 1998 and is offering similar commodity, risk management and finance services as those provided to the North American and European power markets. Enron is also pursuing a similar strategy in Japan and expects to open an office in Japan in 2000.

     In addition to the projects referenced above, Enron is involved in projects in varying stages of development in Europe, Mozambique, Nigeria, South Korea and Saudi Arabia, and is pursuing projects elsewhere.

Enron Broadband Services

     Enron Broadband Services is currently developing the Enron Intelligent Network ("EIN"), a high capacity, global fiber optic network with a distributed server architecture, to provide services to the broadband market. It is anticipated that broadband (or high bandwidth) applications will be an area of growth in the internet industry, as well as a platform for growth in e-commerce. Enron's services include (i) bandwidth management and intermediation services and (ii) high quality content delivery services.

     The EIN consists of a high capacity fiber optic network based on ownership or contractual access to approximately 14,000 miles of fiber optics throughout the United States, with a distributed server architecture. The EIN currently connects to most major U.S. cities and is anticipated to be linked to Tokyo and several other major European cities during 2000. At December 31, 1999, the EIN included over 200 large capacity servers in 30 locations throughout the United States. Enron anticipates that the scope and reach of the EIN will be increased significantly during 2000.

     The EIN's fiber and satellite distribution and imbedded software intelligence bypasses traditional fragmented and congested public internet routes to deliver faster, higher quality data. Enron's Broadband Operating System provides the intelligence to the EIN and connects to all physical and software network elements. The Enron Broadband Operating System is being developed to provide network control of routing, bandwidth reservation services, metering, tiered quality of service and management of applications that are accessed over the EIN. As a result, the EIN allows Enron to provide high quality content delivery services for content providers and to contract for firm bandwidth delivery commitments to support Enron's developing bandwidth intermediation business.

     Similar to its wholesale energy businesses, Enron acts as principal in its bandwidth transactions and makes markets for bandwidth capacity. Enron aggregates bandwidth supplies from multiple counterparties and, from its portfolio of bandwidth contracts, provides flexible, low cost bandwidth management products to its customers. Enron believes that customers will be able to reduce costs by paying for only the bandwidth they use, at prices that reflect the current market. Enron completed the first bandwidth transaction in December 1999, a monthly incremental contract for bandwidth between New York City and Los Angeles. Enron is currently developing standardized terms and conditions to allow for efficient commodity trading of bandwidth. Enron's plans for the bandwidth capacity market include risk management products, structured finance and bandwidth portfolio management to the broadband market.

     Enron believes that applying its skills developed in the merchant energy services market to the developing bandwidth market can result in operating efficiencies to Enron and other participants in this market. Development of bandwidth as a commodity will be dependent, among other things, on the ability of the industry to develop and measure quality of service benchmarks and connectivity of networks of market participants to facilitate processing of contracted services. There can be no assurance that such a market will develop.

     Enron provides premium broadband delivery services to media and entertainment, financial services, general enterprise and technology companies. The transportation of rich media, including live and on-demand streaming video over the EIN, significantly enhances the quality and speed to end-users from that provided by the public internet. Enron has expanded its sales force to capture the developing streaming broadband media delivery services market. In addition to streaming broadband services, Enron is providing complementary video file transfer, and data management services and data, storage and archival services.

RETAIL ENERGY SERVICES

     Enron Energy Services ("Energy Services") is a nationwide provider of energy outsourcing products and services to business customers. This includes sales of natural gas, electricity and energy management services directly to commercial and industrial customers, as well as investments in related businesses. Energy Services provides end-users with a broad range of energy products and services to reduce total energy costs. These products and services include delivery of natural gas and power, energy tariff and information management, demand-side services to reduce energy consumption and financial services, including price risk management.

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

OTHER ENRON BUSINESSES

     Formed in January 1998, Azurix Corp. is a global water company engaged in the business of owning, operating and managing water and wastewater assets, providing water and wastewater related services and developing and managing water resources. Enron owns a 50% voting interest in Atlantic Water Trust, which currently owns approximately 67% of Azurix common stock, with public stockholders owning the remainder. Azurix's largest asset is Wessex Water Ltd, a water and wastewater company based in southwestern England. Other assets include: a 30-year water and wastewater concession in the Province of Buenos Aires, Argentina; interests in long-term water and wastewater concessions in the Province of Mendoza, Argentina and in Cancun, Mexico; and Azurix North America, a water and wastewater services company, formerly the businesses of Philip Utilities Management Corporation, with operations in nine U.S. states and five Canadian provinces, which has been expanded by subsequent acquisitions and contract awards.

     Enron is pursuing clean energy solutions in North America and Europe through Enron Wind Corp. Enron Wind is an integrated manufacturer and developer of wind power, providing power plant design and engineering, project development, and operations and maintenance services. Enron Wind also designs and manufactures wind turbines in California and Germany.

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

     Since 1985, the FERC has made natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. These efforts have significantly altered the marketing and pricing of natural gas. The FERC's Order No. 636, issued in April 1992, mandated a fundamental restructuring of interstate pipeline sales and transportation services. Northern, Transwestern and Florida Gas have implemented the service restructuring required by such orders by unbundling their sales service, implementing certain tariff changes, and establishing a straight fixed variable rate design to recover fixed costs, including return on equity, in the demand component of their rates.

     Enron believes that, overall, Order No. 636 has had a positive impact on Enron and the natural gas industry as a whole. The structural changes mandated by Order No. 636 have resulted in a more competitive industry. The rate design included in Order No. 636 allows pipelines to recover in the demand component of their rates all fixed costs, including income taxes and return on equity, allocated to firm customers. Since a pipeline recovers demand costs regardless of whether gas is ever transported, the straight fixed variable rate design has reduced the volatility of the revenue stream to pipelines.

     The FERC's Order No. 637 (issued February 9, 2000), among other things, imposes additional reporting requirements, requires changes to make pipeline and secondary market services more comparable, removes the price caps on secondary market capacity for a period of two years, allows rates to be based on seasonal or term differentiated factors and narrows the applicability of the regulatory right of first refusal to apply only to maximum rate contracts. Enron believes that, overall, this lesser regulation of the secondary market will have a positive effect on the pipelines and on the industry in general.

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

     Congress is considering legislation to modify federal laws affecting the electric industry. Bills have been introduced in the Senate and the House of Representatives that would, among other things, open wholesale electric markets to greater competition and/or provide retail electric customers with the right to choose their power suppliers. Modifications to PURPA and PUHCA have also been proposed. In addition, various states have either enacted or are considering legislation designed to deregulate the production and sale of electricity. Deregulation is expected to result in a shift from cost-based rates to market-based rates for electric energy and related services. Although the legislation and regulatory initiatives vary, common themes include the availability of market pricing, retail customer choice, recovery of stranded costs, and separation of generation assets from transmission, distribution and other assets. It is unclear whether or when all power customers will obtain open access to power supplies. Decisions by regulatory agencies may have a significant impact on the future economics of the power marketing business.

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

Other

     PGE is a 67.5% owner of the Trojan Nuclear Plant ("Trojan"). The Nuclear Regulatory Commission ("NRC") regulates the licensing and decommissioning of nuclear power plants. In 1993 the NRC issued a possession-only license amendment to PGE's Trojan operating license and in early 1996 approved the Trojan Decommissioning Plan. Approval of the Trojan Decommissioning Plan by the NRC and Oregon Energy Facility Siting Counsel has allowed PGE to commence decommissioning activities, which are proceeding satisfactorily and within approved cost estimates. After receiving regulatory approval, PGE in 1999 shipped and disposed of the Trojan reactor vessel as a single package called the Reactor Vessel and Internals Removal Project. Equipment removal and disposal activities will also continue in 2000. Trojan will be subject to NRC regulation until Trojan is fully decommissioned, all nuclear fuel is removed from the site and the license is terminated. The Oregon Department of Energy also monitors Trojan.

                  REVENUES BY BUSINESS SEGMENT


  The following table presents revenues for each business segment
(in millions):
                                             Year Ended December 31,
                                             1999      1998      1997

Transportation and Distribution
  Natural Gas and Other Products           $    50   $    16   $    10
  Electricity                                1,354     1,137       712
  Transportation                               592       628       649
  Other Revenues                                36        68        45

  TOTAL                                      2,032     1,849     1,416


Wholesale Energy Operations and Services
  Natural Gas and Other Products            18,694    12,315    12,373
  Electricity                               13,733    12,714     4,376
  Transportation                                 7        12        15
  Other Revenues                             3,853     2,684     1,258

  TOTAL                                     36,287    27,725    18,022


Retail Energy Services
  Natural Gas and Other Products               653       616       651
  Electricity                                  144        84         1
  Other Revenues                             1,010       372        33

  TOTAL                                      1,807     1,072       685


Exploration and Production
  Natural Gas and Other Products               535       842       943
  Other Revenues                                (9)       42       (46)

  TOTAL                                        526       884       897


Corporate and Other
  Natural Gas and Other Products               182       159         -
  Electricity                                    7         3        12
  Other Revenues                               551       354        43

  TOTAL                                        740       516        55

Intersegment Eliminations                   (1,280)     (786)     (802)

Total Revenues                             $40,112   $31,260   $20,273

        CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT


    Name and Age         Present Principal Position and Other
                         Material Positions Held During Last Five
                         Years


Kenneth L. Lay (57)       Chairman of the Board and Chief
                          Executive Officer, Enron Corp., since
                          February 1986.

Jeffrey K. Skilling (46)  President and Chief Operating
                          Officer, Enron Corp., since January
                          1997.  Chief Executive Officer and
                          Managing Director of Enron Capital &
                          Trade Resources Corp. ("ECT") from
                          June 1995 to December 1996.  From
                          August 1990 to June 1995, Mr. Skilling
                          served ECT in a variety of executive
                          managerial positions.

Joseph W. Sutton (52)     Vice Chairman, Enron Corp., since July
                          1999.  Chief Executive Officer, Enron
                          International Inc., from May 1998
                          until July 1999. President, Enron
                          International Inc., from January 1996
                          until July 1999.  President and Chief
                          Operating Officer, Enron Development
                          Corp., from May 1995 to January 1996.
                          Vice President, Enron Development
                          Corp., from 1992 to 1995.

J. Clifford Baxter (41)   Chairman and Chief Executive
                          Officer, Enron North America Corp.,
                          since June 1999.  Senior Vice
                          President, Corporate Development,
                          Enron Corp., from January 1997 until
                          June 1999.  Managing Director, ECT,
                          1996; Vice President, Corporate
                          Development, ECT, 1995-1996.

Mark A. Frevert (45)      Chairman and Chief Executive Officer
                          of Enron Europe since March 1997.
                          From 1993 to March 1997, Mr. Frevert
                          served ECT in a variety of executive
                          managerial positions.

Joseph M. Hirko (43)      Co-Chairman and Chief Executive
                          Officer, Enron Broadband Services,
                          Inc., formerly Enron Communications,
                          Inc., since June 1999.  Chief
                          Executive Officer of Enron
                          Communications, Inc. from January 1998
                          until June 1999.  President of
                          FirstPoint Communications (predecessor
                          of Enron Communications, Inc.), from
                          November 1996 to January 1998.  Senior
                          Vice President of Finance and Chief
                          Financial Officer, Portland General
                          Electric Company and Portland General
                          Corp., from September 1995 to November
                          1996.  Senior Vice President, Enron
                          Corp., since 1997.

Stanley C. Horton (50)    Chairman and Chief Executive
                          Officer, Enron Gas Pipeline Group,
                          since January 1997.  Co-Chairman and
                          Chief Executive Officer of Enron
                          Operations Corp. from February 1996 to
                          January 1997. President and Chief
                          Operating Officer of Enron Operations
                          Corp. from June 1993 to February 1996.

Lou L. Pai (52)           Chairman of the Board and Chief
                          Executive Officer of Enron Energy
                          Services since March 1997.  President
                          and Chief Operating Officer of ECT
                          from August 1995 to March 1997.  From
                          March 1993 to August 1995, Mr. Pai
                          served ECT in a variety of executive
                          managerial positions.

Kenneth D. Rice (41)      Co-Chairman and Chief Executive
                          Officer, Enron Broadband Services,
                          Inc., since June 1999. Chairman and
                          Chief Executive Officer of ECT - North
                          America from March 1997 until June
                          1999.  From 1993 to March 1997, Mr.
                          Rice served ECT in a variety of
                          executive managerial positions.

Richard B. Buy (47)       Executive Vice President and Chief
                          Risk Officer, Enron Corp., since July
                          1999.  Senior Vice President and Chief
                          Risk Officer, Enron Corp., from March
                          1999 until July 1999.  Managing
                          Director and Chief Risk Officer, ECT,
                          from January 1998 to March 1999.  Vice
                          President and Chief Credit Officer,
                          ECT, from August 1995 to January 1998.

Richard A. Causey (40)    Executive Vice President and
                          Chief Accounting Officer, Enron Corp.,
                          since July 1999.  Senior Vice
                          President and Chief Accounting and
                          Information Officer, Enron Corp., from
                          January 1997 to July 1999.  Managing
                          Director, ECT, from June 1996 to
                          January 1997; Vice President, ECT,
                          from January 1992 to June 1996.

James V. Derrick, Jr.(55) Executive Vice President and
                          General Counsel, Enron Corp., since
                          July 1999.  Senior Vice President and
                          General Counsel, Enron Corp., from
                          June 1991 to July 1999.  Partner,
                          Vinson & Elkins from January 1977
                          until June 1991.

Andrew S. Fastow (38)     Executive Vice President and Chief
                          Financial Officer, Enron Corp., since
                          July 1999.  Senior Vice President and
                          Chief Financial Officer from March
                          1998 to July 1999.  Senior Vice
                          President, Finance, Enron Corp., from
                          January 1997 to March 1998.  Managing
                          Director, Retail and Treasury, ECT,
                          from May 1995 to January 1997.  Vice
                          President, ECT, from January 1993 to
                          May 1995.

Steven J. Kean (38)       Executive Vice President and Chief of
                          Staff, Enron Corp. since July 1999.
                          Senior Vice President, Government
                          Affairs, Enron Corp., from 1997 to
                          1999.  From 1989 to 1997, Mr. Kean
                          held a variety of management positions
                          in Enron Corp. subsidiaries.

Mark E. Koenig (44)       Executive Vice President, Investor
                          Relations, Enron Corp., since July
                          1999.  Senior Vice President, Investor
                          Relations, Enron Corp., from July 1997
                          until July 1999.  Vice President,
                          Investor Relations, Enron Corp., from
                          December 1992 until July 1997.

Michael S. McConnell (40) Executive Vice President,
                          Technology, Enron Corp., since July
                          1999.  Managing Director, ECT, and
                          President, Houston Pipe Line Company,
                          from July 1997 until July 1999.  Vice
                          President, ECT Europe from August 1994
                          until July 1997.

Jeffrey McMahon (39)      Executive Vice President, Finance and
                          Treasurer, Enron Corp., since July
                          1999.  Senior Vice President, Finance
                          and Treasurer, Enron Corp., from July
                          1998 to July 1999.  Chief Financial
                          Officer, Enron Europe, from 1994 to
                          July 1998.

J. Mark Metts (41)        Executive Vice President, Corporate
                          Development, Enron Corp., since August
                          1999.  Partner, Vinson & Elkins L.L.P.
                          from January 1991 until August 1999.

Cindy K. Olson (47)       Executive Vice President, Human
                          Resources and Community Relations,
                          Enron Corp., since September 1999.
                          Senior Vice President, Corporate
                          Affairs, Enron Corp., from January
                          1999 until September 1999.  Vice
                          President, Corporate Affairs, Enron
                          Corp., from January 1995 until January
                          1999.

Item 2.  PROPERTIES

Natural Gas Transmission

     Enron's domestic natural gas facilities include approximately 32,000 miles of transmission lines, five underground gas storage fields and two liquefied natural gas storage facilities. Enron also owns interests in pipeline and related facilities associated with its participation and investments in jointly-owned pipeline systems.

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

Jointly Owned:
   Boardman            Boardman, OR          Coal        348
   Colstrip 3 & 4      Colstrip, MT          Coal        296
                                                       1,998


     PGE holds licenses under the Federal Power Act for its hydroelectric generating plants as well as licenses from the State of Oregon for all or portions of five of the plants. All of its licenses expire during the years 2001 to 2006. The FERC requires that a notice of intent to relicense these projects be filed approximately five years prior to expiration of the license.

     PGE filed for relicensing of the Pelton Round Butte
Project in December 1998 and in December 1999 reached a preliminary agreement that would result in shared ownership and control of the Project with the Confederated Tribes of Warm Springs over a proposed 50-year license period. PGE would remain as the operator of the Project.

     PGE has reached a tentative agreement with the City of Portland, the State of Oregon, and the National Marine Fisheries Service to decommission the Bull Run Hydroelectric Project, removing the Marmot and Little Sandy Dams. The purpose of the agreement is to improve habitat for salmon, steelhead, and other fish protected by the Endangered Species Act in the Little Sandy/Bull Run watersheds. In November 1999, PGE filed with the FERC a "Notice of Intent Not to File Application for New License" when its existing federal license expires in November 2004. The regulatory approval process and dam decommissioning are expected to take approximately three years.

     PGE is actively pursuing the renewal of all other licenses for its hydroelectric generating plants.

     Following the 1993 closure of the Trojan nuclear plant, PGE was granted a possession-only license amendment by the NRC. In early 1996 PGE received NRC approval of its Trojan decommissioning plan.

     PGE leases its headquarters complex in downtown
Portland and the coal-handling facilities and certain railroad cars for the Boardman coal plant.

Domestic Power Plants

     Enron's principal domestic operating power plants and appurtenant facilities are situated on land owned by Enron (or joint ventures in which Enron has an ownership interest) in fee or land under the control of Enron (or such joint ventures) pursuant to valid existing leases, licenses, easements or other agreements. Power plants in which Enron owns various interests are set forth in the following table:


Facility                   Location               Fuel         Size/Capacity

Brownsville Power I, LLC   Brownsville, TN      Natural gas        500 MW
Caledonia Power I, LLC     Caledonia, MS        Natural gas        450 MW
New Albany Power I, LLC    New Albany, MS       Natural gas        390 MW
Las Vegas Cogeneration     Las Vegas, NV        Natural gas         53 MW



     In addition, the following power plants are in various stages of construction or development:

Facility                     Location        Fuel         Size/Capacity

Des Plaines Green         Manhattan, IL   Natural gas        650 MW
Land Development LLC
Gleason Power I, LLC      Gleason, TN     Natural gas        544 MW
West Fork Land            Wheatland, IN   Natural gas        514 MW
Development Company LLC
Pastoria Energy Facility  Pastoria, CA    Natural gas        750 MW
Doyle LLC                 Monrose, GA     Natural gas        342 MW


International Power Plants and Pipelines

     Enron's principal international operating power plants and pipelines and appurtenant facilities are (i) situated on land owned by Enron (or joint ventures in which Enron has an ownership interest) in fee or land under the control of Enron (or such joint ventures) pursuant to valid existing leases, licenses, easements or other agreements, or (ii) in the case of certain power plants, barge-mounted on vessels owned by Enron (or such joint ventures). Power plants and pipelines in which Enron owns various interests are set forth in the following table:


Facility           Location         Fuel          Size/Capacity

Power Plants:
Trakya              Turkey             Gas           478 MW
Dabhol, Phase I     India              Gas           826 MW
Cuiaba, Phase I     Brazil             Diesel        150 MW
Puerto Plata        Dominican          Fuel oil      185 MW
                    Republic
Haina               Dominican          Fuel oil      329 MW
                    Republic
Puerto Quetzal      Guatemala          Gas           110 MW
Bahia Las Minas     Panama             Diesel        355 MW
Piti                Guam               Diesel         80 MW
Batangas            Philippines        Fuel oil      110 MW
Subic Bay           Philippines        Fuel oil      116 MW
Hainan Island       China              Diesel        160 MW

Pipelines:
TGS                 Argentina              -        1.9 Bcf/d;
                                                  4,104 miles
Centragas           Colombia               -        110 MMcf/d;
                                                    357 miles
Transredes          Bolivia                -        4.3 Bcf/d;
                                                     57 MMb/d;
                                                  3,570 miles


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

   PGE and the OPUC each filed a petition for review with the Oregon Supreme Court. On August 26, 1998, the Utility Reform Project filed a Petition for Review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan. On April 29, 1999, the Oregon Supreme Court accepted the petitions for review. On June 16, 1999, Oregon House Bill 3220 authorizing the OPUC to allow recovery of a return on the undepreciated investment in property retired from service was signed. One of the effects of the bill is to affirm retroactively the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in the Trojan generating facility.

   Relying on the new legislation, on July 2, 1999, PGE requested the Oregon Supreme Court to vacate the June 24, 1998 adverse ruling of the Oregon Court of Appeals, affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan and to reverse its decision accepting the Utility Reform Project's petition for review. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request and submitted to the Oregon Secretary of State sufficient signatures in support of placing a referendum to negate the new legislation on the November 2000 ballot. The Oregon Supreme Court has indicated it will defer hearing the matter until after the November 2000 elections. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

     The EPA has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah Site) in Decorah, Iowa, pursuant to the provisions of CERCLA. The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. To date, the EPA has identified no other potentially responsible parties with respect to this site. Under terms of administrative orders, Enron replaced affected topsoil and removed impacted subsurface soils in certain areas of the tract where the plant was formerly located. Enron completed the final removal actions at the site in November 1998, and concluded all remaining site activities in the spring of 1999. Enron has submitted a final report to the EPA on the work conducted at the site, and expenses incurred in connection with this matter were not material to its financial position or results of operations.

     By order dated June 27, 1995, the Florida Department of Environmental Protection approved a remedial action plan for the Enron Gas Processing Company Brooker Plant in
Bradford County, Florida. Soil and groundwater at the plant site had been impacted by historical releases of hydrocarbons from the now inactive liquids extraction plant. Site remedial work commenced in 1996 and is expected to be completed in 2000 at a total cost of approximately $4 million, of which approximately $3.5 million has been paid.

     Enron has also received from the EPA an Order issued under CERCLA alleging that Enron and two other parties are responsible for the cost of demolition and proper disposal of two 110-foot towers that apparently had been used in the manufacture of carbon dioxide at a site called the "City
Bumper Site" in Cincinnati, Ohio. The carbon dioxide plant, according to agency documents, was in operation from 1926 to 1966. Houston Natural Gas Corporation, a predecessor of Enron Corp., merged with Liquid Carbonic
Industries (LCI) on January 31, 1969.  Liquid Carbonic
Corporation (LCC), a subsidiary of LCI, had title to the site. Twenty-eight days after the merger, on February 28, 1969, the site was sold to a third party. In 1984, LCC was sold to an unaffiliated party in a stock sale. Although
Enron does not admit liability with respect to any costs at this site, it agreed to cooperate with the EPA and other potentially responsible parties to undertake the work contemplated by EPA's Order. The tower demolition and removal activities were completed in October 1998, and a final project report has been submitted to the EPA. All activities required by the EPA Order have been completed, and Enron incurred no material expenditures in connection with this site.

     Enron's natural gas pipeline companies conduct soil and groundwater remediation of a number of their facilities. In 1999, these expenses were $2.1 million as compared with $1.3 million in 1998. Enron does not expect to incur material expenditures in connection with soil and groundwater remediation.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         HOLDERS

     None.

                           PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
         RELATED SHAREHOLDER MATTERS

Common Stock

     On August 13, 1999, Enron effected a two-for-one common stock split on all issued common stock in the form of a stock dividend. The following table indicates the high and low sales prices for the common stock of Enron as reported on the New York Stock Exchange (consolidated transactions reporting system), the principal market in which the securities are traded, and dividends paid per share for the calendar quarters indicated (1998 and first and second quarter 1999 sales prices and dividends paid per share have been restated to reflect the stock split). The common stock is also listed for trading on the Chicago
Stock Exchange and the Pacific Stock Exchange, as well as The London Stock Exchange and Frankfurt Stock Exchange.

                                           1999                                1998
                                 High      Low      Dividends      High        Low      Dividends

First Quarter.............    $35 19/32  $28 3/4     $.1250      $24        $19 1/16    $.1187
Second Quarter............     41 15/32   30 1/2      .1250       27 5/32    22 25/32    .1187
Third Quarter.............     44 23/32   38 1/16     .1250       29 7/32    20 5/16     .1187
Fourth Quarter............     44 7/8     34 7/8      .1250       29 3/8     24 3/4      .1250

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

                                          1999                             1998
                              High        Low   Dividends      High        Low    Dividends

First Quarter.............     --          --     $3.4130     $634        $565    $3.2424
Second Quarter............     --          --      3.4130      684 13/16   622     3.2424
Third Quarter.............     --          --      3.4130       --          --     3.2424
Fourth Quarter............ $1,170 1/8  $1,170 1/8  3.4130      732 1/2     718     3.4130

     At December 31, 1999, there were approximately 57,895 record holders of common stock and 182 record holders of Second Preferred Stock.

     Other information required by this item is set forth under Item 6 -- "Selected Financial Data (Unaudited) -
Common Stock Statistics" for the years 1995-1999.

Recent Sales of Unregistered Equity Securities

     On September 24, 1999, Enron issued in a private placement pursuant to Section 4(2) of the Securities Act
250,000 shares of its Mandatorily Convertible Junior
Preferred Stock, Series B, to Whitewing Associates L.P., a
Delaware limited partnership, in exchange for an existing series of convertible preferred stock previously issued to Whitewing Associates L.P.

Item 6.  SELECTED FINANCIAL DATA (UNAUDITED)

                                      1999      1998      1997      1996      1995

Operating Revenues (millions)       $40,112   $31,260   $20,273   $13,289   $ 9,189

Total Assets (millions)             $33,381   $29,350   $22,552   $16,137   $13,239


Common Stock Statistics(a)
  Income before cumulative effect
   of accounting changes
     Total (millions)                $1,024      $703      $105      $584      $520
     Per share - basic                $1.36     $1.07     $0.16     $1.16     $1.04
     Per share - diluted              $1.27     $1.01     $0.16     $1.08     $0.97
  Earnings on common stock
     Total (millions)                  $827      $686      $ 88      $568      $504
     Per share - basic                $1.17     $1.07     $0.16     $1.16     $1.04
     Per share - diluted              $1.10     $1.01     $0.16     $1.08     $0.97
  Dividends on common stock
     Total (millions)                  $355      $312      $243      $212      $205
     Per share                        $0.50     $0.48     $0.46     $0.43     $0.41
  Shares outstanding (millions)
     Actual at year-end                 716       662       614       502       490
     Average for the year - basic       705       642       544       492       488
     Average for the year - diluted     769       695       555       540       536


Capitalization (millions)
  Short-term and long-term debt     $ 8,152   $ 7,357   $ 6,254    $3,349    $3,065
  Minority interests                  2,430     2,143     1,147       755       549
  Company-obligated preferred
   securities of subsidiaries         1,000     1,001       993       592       377
  Shareholders' equity                9,570     7,048     5,618     3,723     3,165
     Total capitalization           $21,152   $17,549   $14,012    $8,419    $7,156

(a) Share and per share amounts have been restated to reflect the two-for-one stock split effective August 13, 1999.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

   The following review of the results of operations and financial condition of Enron Corp. and its subsidiaries and affiliates (Enron) should be read in conjunction with the Consolidated Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's net income for 1999 was $893 million compared to $703 million in 1998 and $105 million in 1997. Enron's operating segments include Transportation and Distribution (Gas Pipeline Group and Portland General), Wholesale Energy Operations and Services (Enron's North America, Europe and international energy businesses and Enron Broadband Services), Retail Energy Services (Enron Energy Services), Exploration and Production (Enron Oil & Gas Company) through August 16, 1999 (see Note 2 to the Consolidated Financial Statements), and Corporate and Other, which includes certain other businesses. Net income includes the following:

(In millions)                                1999    1998    1997

After-tax results before items
 impacting comparability                    $ 957   $ 698   $ 515

Items impacting comparability:(a)
  Gains on sales of subsidiary stock          345      45      61
  Charge to reflect impairment of
   MTBE assets                               (278)      -       -
  Charges to reflect losses on
   contracted MTBE production                   -     (40)    (74)
  Charge to reflect impact of amended
   J-Block gas contract                         -       -    (463)
  Gains on sales of liquids and
   gathering assets                             -       -      66
  Cumulative effect of accounting changes    (131)      -       -
Net income                                  $ 893   $ 703   $ 105

(a) Tax affected at 35%, except where a specific tax rate applied.

   Diluted earnings per share of common stock were as follows:

                                                1999     1998     1997

Diluted earnings per share(a):
  After-tax results before items
   impacting comparability                     $1.18    $1.00    $0.87
  Items impacting comparability:
     Gains on sales of subsidiary stock         0.45     0.07     0.11
     Charge to reflect impairment of
      MTBE assets                              (0.36)       -        -
     Charges to reflect losses on
      contracted MTBE production                   -    (0.06)   (0.13)
     Charge to reflect impact of
      amended J-Block gas contract                 -        -    (0.78)
     Gains on sales of liquids and
      gathering assets                             -        -     0.11
     Cumulative effect of accounting changes   (0.17)       -        -
     Effect of anti-dilution(b)                    -        -    (0.02)
Diluted earnings per share                     $1.10    $1.01    $0.16

(a) Restated to reflect the two-for-one stock split effective
    August 13, 1999.
(b) For 1997, the conversion of preferred shares to common shares for purposes of the diluted earnings per share calculation was anti-dilutive by $0.02 per share. However, in order to present comparable results, per share amounts for each earnings component were calculated using 592 million shares, which assumes the conversion of preferred shares to common shares.

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (see Note 20 to the Consolidated Financial Statements):

(In millions)                       1999     1998     1997

Transportation and Distribution:
  Gas Pipeline Group               $  380   $  351   $  466
  Portland General                    305      286      114
Wholesale Energy Operations
 and Services                       1,317      968      654
Retail Energy Services                (68)    (119)    (107)
Exploration and Production             65      128      183
Corporate and Other                    (4)     (32)    (745)
  Income before interest,
   minority interests and taxes    $1,995   $1,582    $ 565

Transportation and Distribution
   Transportation and Distribution consists of Enron's Gas Pipeline Group and Portland General. The Gas Pipeline Group includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern), Enron's 50% interest in Florida Gas Transmission Company (Florida Gas) and Enron's interests in Northern Border Pipeline and EOTT Energy Partners, L.P. (EOTT).

   Gas Pipeline Group. The following table summarizes total volumes transported by each of Enron's interstate natural gas pipelines.

                                         1999    1998    1997

Total volumes transported (BBtu/d)(a)
  Northern Natural Gas                  3,820   4,098   4,364
  Transwestern Pipeline                 1,462   1,608   1,416
  Florida Gas Transmission              1,495   1,324   1,341
  Northern Border Pipeline              2,405   1,770   1,800

(a) Billion British thermal units per day.  Amounts reflect
    100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows:

(In millions)                        1999   1998   1997

Net revenues                         $626   $640   $665
Operating expenses                    264    276    310
Depreciation and amortization          66     70     69
Equity earnings                        38     32     40
Other income, net                      46     25     38
  IBIT before items impacting
   comparability                      380    351    364
Gains on sales of liquids
 and gathering assets                   -      -    102
  Income before interest and taxes   $380   $351   $466

Net Revenues
     Revenues, net of cost of sales, of Gas Pipeline Group declined $14 million (2%) during 1999 and $25 million (4%) during 1998 as compared to the applicable preceding year. The decrease in net revenue in 1999 compared to 1998 was primarily a result of the expiration, in October 1998, of certain transition cost recovery surcharges, partially offset by a sale in 1999 of gas from Northern's gas storage inventory. The decrease in net revenue in 1998 compared to 1997 was primarily due to the warmer than normal winter in Northern's service territory and the reduction of transition costs recovered through a regulatory surcharge at Northern.

Operating Expenses
   Operating expenses, including depreciation and amortization, of Gas Pipeline Group declined $16 million (5%) during 1999 primarily as a result of the expiration of certain transition cost recovery surcharges. Operating expenses decreased $33 million (9%) during 1998 primarily as a result of the reduction of transition costs at Northern and lower overhead costs.

Equity Earnings
   Equity in earnings of unconsolidated equity affiliates increased $6 million in 1999 after decreasing $8 million during 1998 as compared to 1997. The increase in earnings in 1999 as compared to 1998 was primarily a result of higher earnings from Northern Border Pipeline and EOTT reflecting Northern Border Pipeline's expansion project and greater volumes transported by EOTT due to acquisitions made during the last year. The decrease during 1998 as compared to 1997 was primarily due to higher 1997 earnings from Citrus Corp. (Citrus), which holds Enron's 50% interest in Florida Gas. Earnings from Citrus were higher in 1997 due to a contract restructuring.

Other Income, Net
   Other income, net increased $21 million in 1999 as compared to 1998 after decreasing $13 million in 1998 as compared to 1997. Included in 1999 was interest income earned in connection with the financing of an acquisition by EOTT, while the 1998 amount included gains of $21 million recognized from the sale of an interest in an equity investment, substantially offset by charges related to litigation.

   Portland General. Results for Portland General have been included in Enron's Consolidated Financial Statements beginning
July 1, 1997. Since that date, Portland General realized IBIT as follows:

(In millions)                           1999     1998   1997(a)

Revenues                               $1,379   $1,196   $746
Purchased power and fuel                  639      451    389
Operating expenses                        304      295    154
Depreciation and amortization             181      183     91
Other income, net                          50       19      2
  Income before interest and taxes     $  305   $  286   $114

(a) Represents the period from July 1, 1997 through December 31,
    1997.

   Revenues and purchased power and fuel costs increased $183 million and $188 million, respectively, in 1999 as compared to 1998. Revenues increased primarily as a result of an increase in the number of customers served by Portland General. Higher purchased power and fuel costs, which increased 42% in 1999, offset the increase in revenues. Other income, net increased $31 million in 1999 as compared to 1998 primarily as a result of a gain recognized on the sale of certain assets.

   The 1998 results were impacted by a warmer than normal winter and the transfer of the majority of Portland General's electricity wholesale business to the Enron Wholesale segment, partially offset by an increase in sales to retail customers.

   Statistics for Portland General are as follows:

                                               1999      1998     1997(a)

Electricity sales (thousand MWh)(b)
  Residential                                  7,404     7,101     3,379
  Commercial                                   7,392     6,781     3,618
  Industrial                                   4,463     3,562     2,166
     Total retail                             19,259    17,444     9,163
  Wholesale                                   12,612    10,869    13,448
     Total electricity sales                  31,871    28,313    22,611

Resource mix
  Coal                                            15%       16%       10%
  Combustion turbine                               8        12         5
  Hydro                                            9         9         5
     Total generation                             32        37        20
  Firm purchases                                  57        56        74
  Secondary purchases                             11         7         6
     Total resources                             100%      100%      100%

Average variable power cost (Mills/KWh)(c)
  Generation                                     9.8       8.6       8.7
  Firm purchases                                23.2      17.3      18.9
  Secondary purchases                           19.7      23.6      13.2
     Total average variable power cost          19.5      15.6      17.2

Retail customers (end of period, thousands)      719       704       685

(a) Represents the period from July 1, 1997 through December 31,
    1997.
(b) Thousand megawatt-hours.
(c) Mills (1/10 cent) per kilowatt-hour.

Outlook
   The Gas Pipeline Group should continue to provide stable earnings and cash flows during 2000, including steady growth over 1999 levels. Low operating costs, competitive rates and continued expansion opportunities enable the Gas Pipeline Group to continue to be a strong, efficient competitor in all markets. Transwestern will bring 140 MMcf/d of additional supply from the San Juan Basin and West Texas into California in 2000. Florida Gas is currently the only major pipeline serving the rapidly growing peninsular Florida market where the demand for power is expected to continue to increase. Florida Gas is seeking approval from the Federal Energy Regulatory Commission (FERC) to implement two expansions over the next two years and is expected to seek approval from the FERC for a third expansion in the near future, which will increase its capacity by 950 MMcf/d to meet the expected increase in natural gas demand by power plants. Northern Border Pipeline is seeking approval from the FERC for its 545 MMcf/d expansion into Indiana which is to be completed and in service within the next year.

   On November 8, 1999, Enron announced that it had entered into an agreement to sell Portland General to Sierra Pacific
Resources. The proposed transaction, which is subject to regulatory approval, is expected to close in late 2000. See Note
2 to the Consolidated Financial Statements.

Wholesale Energy Operations and Services
   Enron's wholesale business (Enron Wholesale) includes its wholesale energy businesses around the world, as well as its emerging broadband services business. Enron Wholesale operates in developed markets such as North America and Europe, as well as developing or newly deregulating markets including South America, India and Japan.

   Enron builds its wholesale businesses through the creation of networks involving asset ownership, contractual access to third-party assets and market-making activities. Each market in which Enron Wholesale operates utilizes these components in a slightly different manner and is at a different stage of development. This network strategy has enabled Enron Wholesale to establish a leading position in its markets. These activities are categorized into two business lines: (a) Commodity Sales and Services and (b) Assets and Investments. Often these activities are integrated into a bundled product offering for Enron's customers.

   Enron Wholesale manages its portfolio of contracts and assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, Enron Wholesale uses portfolio and risk management disciplines, including offsetting or hedging transactions, to manage exposures to market price movements (commodities, interest rates, foreign currencies and equities). Additionally, Enron Wholesale manages its liquidity and exposure to third-party credit risk through monetization of its contract portfolio or third-party insurance contracts. Enron Wholesale also sells interests in certain investments and other assets to improve liquidity and overall return.

   The following table reflects IBIT for each business line:

(In millions)                         1999   1998   1997

Commodity sales and services        $  628   $411   $249
Assets and investments                 850    709    565
Unallocated expenses                  (161)  (152)  (160)
  Income before interest,
   minority interests and taxes     $1,317   $968   $654

   The following discussion analyzes the contributions to IBIT for each business line.

   Commodity Sales and Services. Enron Wholesale provides reliable commodity delivery and predictable pricing to its customers through forward contracts. This market-making activity includes the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, as well as the management of Enron Wholesale's own portfolio of contracts.
Enron Wholesale's market-making activity is facilitated through a network of capabilities including asset ownership. Accordingly, certain assets involved in the delivery of these services are included in this business (such as intrastate natural gas pipelines, power plants and gas storage facilities).

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                               1999    1998   1997

Physical volumes (BBtue/d)(a)(b)
Gas:
  United States                                8,982    7,418    7,654
  Canada                                       4,398    3,486    2,263
  Europe                                       1,549    1,243      660
  Other                                           23        8        -
                                              14,952   12,155   10,577
Transport volumes                                575      559      460
     Total gas volumes                        15,527   12,714   11,037
Crude oil                                      5,407    2,960      690
Liquids                                          753      610      987
Electricity(c)                                10,742   11,024    5,256
     Total physical volumes (BBtue/d)         32,429   27,308   17,970
Electricity volumes marketed (thousand MWh)
  United States                              380,518  401,843  191,746
  Europe                                      11,143      483      100
  Other                                          433       46        -
     Total                                   392,094  402,372  191,846

Financial settlements (notional, BBtue/d)    99,337    75,266   49,082

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy Services.
(c) Represents electricity volumes marketed, converted to BBtue/d.

   Earnings from commodity sales and services increased $217 million (53%) in 1999 as compared to 1998 reflecting strong results from the intermediation businesses in both North America and Europe, which include delivery of energy commodities and associated risk management products. Enron Wholesale strengthened its market share leadership position in the North American energy markets and continued to expand its presence in Europe, particularly on the Continent where wholesale markets began deregulation in early 1999. Enron Wholesale also successfully managed its overall portfolio of contracts, particularly in minimizing credit exposures utilizing third-party contracts. New product offerings in coal and pulp and paper markets also added favorably to the results. In late 1999, Enron Wholesale launched an Internet-based eCommerce system, EnronOnline, which allows wholesale customers to view Enron's real time pricing and to complete commodity transactions with Enron as principal, with no direct interaction. This capability has positively impacted transaction levels.

   The earnings from commodity sales and services operations increased 65% in 1998 as compared to 1997, reflecting growing transaction levels during the period. Sales in North America increased significantly due to increased power marketing activities (over 100% increase in volumes), along with new and restructured long-term contracts. European activity declined during the year, primarily reflecting the effect of regulatory actions in the United Kingdom that impacted the market for natural gas.

   Assets and Investments. Enron's Wholesale businesses make investments in various energy and communications-related assets as a part of its network strategy. Enron Wholesale either purchases the asset from a third party or develops and constructs the asset. In most cases, Enron Wholesale operates and manages such assets. Earnings from these investments principally result from operations of the assets or sales of ownership interests.

   Additionally, Enron Wholesale invests in debt and equity securities of energy and communications-related businesses, which may also utilize Enron Wholesale's products and services. With these merchant investments, Enron's influence is much more limited relative to assets Enron develops or constructs.
Earnings from these activities result from changes in the market value of the security. See Note 4 to the Consolidated Financial Statements for a summary of these investments.

   Earnings from assets and investments increased $141 million (20%) in 1999 as compared to 1998. During 1999, earnings from Enron Wholesale's energy-related assets increased, reflecting the operation of the Dabhol Power Plant in India, ownership in Elektro Eletricidade e Servicos S.A. (Elektro), a Brazilian electric utility (see Note 2 to the Consolidated Financial Statements) and assets in various other developing markets.
Enron Wholesale's merchant investments increased in value during the year due to the expansion into certain communications investments, partially offset by a decline in the value of certain energy investments. In addition, Enron Wholesale's 1999 earnings increased due to activities related to building and optimizing its broadband fiber network, while gains on sales of energy assets declined.

   Earnings from assets and investments increased 25% in 1998 as compared to 1997. This increase reflects earnings from the sale of interests in certain energy assets including power projects in Puerto Rico, Turkey, Italy and the United Kingdom, from which Enron Wholesale realized the value created during the development and construction phases. Increased development costs in emerging markets and lower earnings from merchant investments partially offset such increase. Some of these transactions involved securitizations in which Enron retained certain interests associated with the underlying assets.

   Unallocated Expenses. Net unallocated expenses include rent, systems expenses and other support group costs.

Outlook
   Enron Wholesale plans to continue to expand its networks in each of its key energy markets, as well as the market for broadband services. Worldwide energy markets continue to grow as governments implement deregulation or privatization plans. The market for broadband services is expected to increase significantly as demand increases for high bandwidth applications such as video. Enron will continue to purchase or develop selected assets to expand its networks, as well as grow its portfolio of contracts providing access to third-party assets. The combination of growing markets and Enron Wholesale's highly developed market-making skills should continue to enhance market opportunities globally for Enron over the next several years.

   As a result, Enron anticipates continued growth in Enron Wholesale during 2000. In the commodity sales and services business, volumes are expected to continue to increase as Enron Wholesale increases its transaction volume in the growing unregulated U.S. power market and in the rapidly expanding European gas and power markets. In addition, EnronOnline is expected to significantly add to transaction volume and profit opportunities in the coming year. In the assets and investments business, Enron Wholesale expects to continue to benefit from opportunities related to its assets and investments, including sales or restructurings of appreciated investments, and in providing capital to energy-intensive customers. Equity earnings from operations are expected to increase as a result of commencement of commercial operations of new power plants and pipeline projects in early 2000. At December 31, 1999, Enron Wholesale's domestic and international projects under construction included approximately 2,300 miles of pipelines and eleven power plants with a combined capacity of approximately 5,700 megawatts, in which Enron owns various interests.

  Earnings from Enron Wholesale are dependent on the origination and completion of transactions, some of which are individually significant and which are impacted by market conditions, the regulatory environment and customer relationships. Enron Wholesale's transactions have historically been based on a diverse product portfolio, providing a solid base of earnings. Enron's strengths, including its ability to identify and respond to customer needs, access to extensive physical assets and its integrated product offerings, are important drivers of the expected continued earnings growth. In addition, significant earnings are expected from Enron Wholesale's commodity portfolio and investments, which are subject to market fluctuations. External factors, such as the amount of volatility in market prices, impact the earnings opportunity associated with Enron Wholesale's business. Risk related to these activities is managed using naturally offsetting transactions and hedge transactions. The effectiveness of Enron's risk management activities can have a material impact on future earnings. See "Financial Risk Management" for a discussion of market risk related to Enron Wholesale.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending Enron's energy expertise and capabilities to end-use retail customers in the industrial and commercial business sectors to manage their energy requirements and reduce total energy costs. During 1999, Energy Services continued to expand its presence in the United States and entered the international market by setting up operations in Europe and establishing organizations in South America, Mexico and Canada.

   Energy Services provides natural gas, electricity, liquids and other commodities to industrial and commercial customers located throughout the United States and the United Kingdom. In deregulated locations, Energy Services may either supply commodities directly to its customers or have the local utilities supply customers in a manner similar to regulated locations. Energy Services also provides outsourcing solutions to customers for full energy management. This integrated product includes the management of commodity delivery, energy information and energy assets, and may include price risk management activities.

   Energy Services recognized losses before interest, minority interests and taxes of $68 million, $119 million and $107 million for 1999, 1998 and 1997, respectively. The results primarily reflect the costs associated with developing the commodity, capital and services capability to deliver on contracts signed to date. These costs were partially offset by increased earnings from higher gas and power sales in 1999 resulting from the origination of new contracts and from outsourcing contracts for energy management services signed in 1999.

Outlook
   During 2000, Energy Services anticipates continued growth in the demand for retail energy outsourcing solutions, both domestically and internationally. Energy Services will deliver these services to its existing customers, while continuing to expand its commercial and industrial customer base for total energy outsourcing. Energy Services also plans to continue integrating its service delivery capabilities, focusing on the development of best practices, nationwide procurement opportunities and efficient use of capital.

Exploration and Production
   Enron's exploration and production operations have been conducted by Enron Oil & Gas Company (EOG). The operating results of this segment reflect activity through August 16, 1999, the date of the share exchange transaction with EOG (see Note 2 to the Consolidated Financial Statements).

   Exploration and Production's 1999 IBIT of $65 million reflected increased depreciation, depletion and amortization and operating expenses for the period through August 16, 1999, partially offset by decreased exploration expenses. Exploration and Production's 1998 IBIT decreased $55 million as compared to 1997 primarily as a result of decreased wellhead natural gas, crude oil and condensate prices, higher operating and exploration expenses and depreciation, depletion and amortization, partially offset by increased production volumes.

Corporate and Other
   Corporate and Other includes results of Azurix Corp., which provides water and wastewater services, Enron Renewable Energy Corp. (EREC), which develops and constructs wind-generated power projects, and the operations of Enron's methanol and MTBE plants. Significant components of IBIT are as follows:

(In millions)                                1999   1998    1997

IBIT before items impacting comparability   $(17)   $  7   $ (31)

Items impacting comparability:
  Gain on sale of 7% of Enron Energy
   Services shares                             -       -      61
  Gains on exchange and sales of Enron
   Oil & Gas Company stock                   454      22       -
  Charge to reflect losses on contracted
   MTBE production                             -     (61)   (100)
  Charge to reflect impairment of
   MTBE assets                              (441)      -       -
  Charge to reflect impact of amended
   J-Block gas contract                        -       -    (675)
Income before interest, minority
 interests and taxes                        $ (4)   $(32)  $(745)

   Results for Corporate and Other in 1999 were impacted by higher corporate expenses, partially offset by increased earnings from EREC resulting from increased sales volumes from its German manufacturing subsidiary and from the completion and sale of certain domestic wind projects. Enron also recognized higher earnings related to Azurix.

   Results in 1998 were favorably impacted by increases in the market value of certain corporate-managed financial instruments, partially offset by higher corporate expenses.

   Items impacting comparability in 1999 include a pre-tax gain of $454 million on the exchange and sale of Enron's interest in EOG (see Note 2 to the Consolidated Financial Statements) and a $441 million pre-tax charge for the impairment of its MTBE assets (see Note 17 to the Consolidated Financial Statements).

   During 1998, Enron recognized a pre-tax gain of $22 million on the delivery of 10.5 million shares of EOG stock held by Enron as repayment of mandatorily exchangeable debt. Enron also recorded a $61 million charge to reflect losses on contracted MTBE production.

   During 1997, Enron recorded a non-recurring charge of $675 million, primarily reflecting the impact of Enron's amended J-Block gas contract in the U.K., and a $100 million charge to reflect losses on contracted MTBE production. Also in 1997, Enron sold approximately 7% of its ownership of Energy Services for $130 million and recognized an after-tax gain of $61 million.

Interest and Related Charges, Net
   Interest and related charges, net of interest capitalized, increased to $656 million in 1999 from $550 million in 1998 and $401 million in 1997. The increase in 1999 as compared to 1998 was primarily due to debt issuances and debt related to Elektro, partially offset by a decrease in debt related to EOG following the sale and exchange of Enron's interests in August 1999. See
Note 2 to the Consolidated Financial Statements.

   The increase in 1998 as compared to 1997 was primarily a result of higher debt levels, including debt issuances and the consolidation in July 1997 of debt related to Portland General
(see Note 2 to the Consolidated Financial Statements).

   Interest capitalized, which totaled $54 million, $66 million and $18 million for 1999, 1998, and 1997, respectively, increased in 1998 as a result of the commencement of construction of several power projects.

Dividends on Company-Obligated Preferred Securities of
Subsidiaries
   Dividends on company-obligated preferred securities of subsidiaries increased from $69 million in 1997 to $77 million in 1998 and $76 million in 1999, primarily due to the issuance of $372 million of additional preferred securities by Enron subsidiaries during 1997. Company-obligated preferred securities of subsidiaries also increased by $29 million in 1997 for securities of Portland General.

Minority Interests
   Minority interests include the following:

(In millions)                            1999   1998   1997

Jacare Electrical Distribution Trust     $ 39   $  -   $  -
Majority-owned limited partnerships        71      -      -
Whitewing Associates, L.P.                 12     53      -
Enron Oil & Gas Company                     2     24     56
Enron Global Power & Pipelines L.L.C.       -      -     24
Other                                      11      -      -
                                         $135   $ 77   $ 80

   Minority interests include Jacare beginning January 1, 1999, majority-owned limited partnerships since their formation in December 1998 and July 1999, Whitewing from its formation in December 1997 until its deconsolidation in March 1999, EOG until the exchange and sale of Enron's interests in August 1999 and Enron Global Power & Pipelines L.L.C. until Enron acquired the minority interest in November 1997 (see Notes 2, 8 and 9 to the Consolidated Financial Statements).

Income Tax Expense
   Income tax expense decreased in 1999 compared to 1998 primarily as a result of increased equity earnings, tax benefits related to the foreign tax rate differential and the audit settlement related to Monthly Income Preferred Shares, partially offset by increased earnings.

   Income tax expense increased in 1998 as compared to 1997 primarily as a result of increased earnings, partially offset by differences between the book and tax basis of certain assets and stock sales.

Cumulative Effect of Accounting Changes
   In the first quarter of 1999, Enron recorded an after-tax charge of $131 million to reflect the initial adoption (as of January 1, 1999) of two new accounting pronouncements, the AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," and the Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The first quarter 1999 charge was primarily related to the adoption of SOP 98-5. See Note 18 to the Consolidated Financial Statements.

YEAR 2000

   A Year 2000 problem was anticipated which could have resulted from the use in computer hardware and software of two digits rather than four digits to define the applicable year. The use of two digits was a common practice for decades when computer storage and processing was much more expensive than today. When computer systems must process dates both before and after January 1, 2000, two-digit year "fields" may create processing ambiguities that can cause errors and system failures. For example, computer programs that have date-sensitive features may recognize a date represented by "00" as the year 1900 instead of 2000.

   The Year 2000 problem has caused no material disruption to Enron's mission-critical facilities or operations, and resulted in no material costs. Enron will remain vigilant for Year 2000 related problems that may yet occur due to hidden defects in computer hardware or software at Enron or Enron's mission-critical external entities. Enron anticipates that the Year 2000 problem will not create material disruptions to its mission-critical facilities or operations, and will not create material costs.

NEW ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No.
133, "Accounting for Derivative Instruments and Hedging
Activities."  See Note 18 to the Consolidated Financial
Statements.

FINANCIAL CONDITION

Cash Flows

(In millions)                   1999      1998      1997

Cash provided by (used in):
   Operating activities       $ 1,228   $ 1,640   $   211
   Investing activities        (3,507)   (3,965)   (2,146)
   Financing activities         2,456     2,266     1,849

   Net cash provided by operating activities decreased $412 million in 1999, primarily reflecting increases in working capital and net assets from price risk management activities, partially offset by increased earnings and higher proceeds from sales of merchant assets and investments. The increase of $1,429 million in 1998 reflects positive operating cash flow from Enron's major business segments, proceeds from sales of interests in energy-related merchant assets and cash from timing and other changes related to Enron's commodity portfolio, partially offset by new investments in merchant assets and investments. See Note 4 to the Consolidated Financial Statements.

   Net cash used in investing activities primarily reflects capital expenditures and equity investments, which total $3,085 million in 1999, $3,564 million in 1998 and $2,092 million in 1997. See "Capital Expenditures and Equity Investments" below. Partially offsetting these uses of cash were proceeds from the sales of non-merchant assets totaling $294 million in 1999, $239 million in 1998 and $473 million in 1997. Proceeds in 1997 were primarily from sales of liquids assets.

   Cash provided by financing activities in 1999 included $1,504 million from the net issuance of short- and long-term debt, $852 million from the issuance of common stock and $568 million from the formation of majority-owned limited partnerships, partially offset by payments of $467 million for dividends. Cash provided by financing activities in 1998 included $875 million from the net issuance of short- and long-term debt, $867 million from the issuance of common stock and $828 million primarily from the sale of a minority interest in a subsidiary, partially offset by payments of $414 million for dividends. Cash provided by financing activities in 1997 was generated from net issuances of $1,674 million of short- and long-term debt, $372 million of preferred securities by subsidiary companies and $555 million of subsidiary equity. These inflows were partially offset by payments of $354 million for cash dividends and $422 million for treasury stock.

Capital Expenditures and Equity Investments
   Capital expenditures by operating segment are as follows:

                                   2000
(In millions)                    Estimate    1999     1998     1997

Transportation and Distribution   $  287    $  316   $  310   $  337
Wholesale Energy Operations
 and Services                      1,517     1,216      706      318
Retail Energy Services                47        64       75       36
Exploration and Production             -       226      690      626
Corporate and Other                   35       541      124       75
  Total                           $1,886    $2,363   $1,905   $1,392

   Capital expenditures increased $458 million in 1999 and $513 million in 1998 as compared to the previous year. During 1999, Enron Wholesale expenditures increased due primarily to construction of domestic and international power plants and the Enron Broadband Services fiber optic network. The 1999 increase in Corporate and Other reflects the purchase of certain previously leased MTBE-related assets. During 1998, Enron Wholesale expenditures increased primarily related to domestic and international power plant construction.

   Cash used for investments in equity affiliates by the operating segments is as follows:

(In millions)                              1999   1998    1997

Transportation and Distribution           $  -   $   27   $  3
Wholesale Energy Operations
 and Services                              712      703    580
Corporate and Other                         10      929    117
  Total                                   $722   $1,659   $700

   Equity investments in 1999 relate primarily to projects in Korea and India. Equity investments increased in 1998 as compared to 1997 primarily due to the acquisitions of Elektro and Wessex, net of proceeds from transactions reducing Enron's interests in these investments. See Notes 2 and 9 to the Consolidated Financial Statements.

   The level of spending for capital expenditures and equity investments will vary depending upon conditions in the energy and broadband markets, related economic conditions and identified opportunities. Management expects that the capital spending program will be funded by a combination of internally generated funds, proceeds from dispositions of selected assets and short- and long-term borrowings.

Working Capital
   At December 31, 1999, Enron had working capital of $496 million. If a working capital deficit should occur, Enron has credit facilities in place to fund working capital requirements. At December 31, 1999, those credit lines provided for up to $3.0 billion of committed and uncommitted credit, of which $125 million was outstanding. Certain of the credit agreements contain prefunding covenants. However, such covenants are not expected to restrict Enron's access to funds under these agreements. In addition, Enron sells commercial paper and has agreements to sell trade accounts receivable, thus providing financing to meet seasonal working capital needs. Management believes that the sources of funding described above are sufficient to meet short- and long-term liquidity needs not met by cash flows from operations.

CAPITALIZATION

   Total capitalization at December 31, 1999 was $21.2 billion. Debt as a percentage of total capitalization decreased to 38.5% at December 31, 1999 as compared to 41.9% at December 31, 1998. The decrease primarily reflects the issuance in February 1999 of approximately 27.6 million shares of common stock, a net increase in minority interests and increased preferred stock outstanding following the deconsolidation of Whitewing Associates, L.P. (see
Note 10 to the Consolidated Financial Statements), partially offset by increased debt levels and a decrease in equity due to the devaluation of the Brazilian real (see Note 2 to the Consolidated Financial Statements).

   Enron is a party to certain financial contracts which contain provisions for early settlement in the event of a significant market price decline in which Enron's common stock falls below certain levels (prices ranging from $15.48 to $28.00 per share) or if the credit ratings for Enron's unsecured, senior long-term debt obligations fall below investment grade. The impact of this early settlement could include the issuance of additional shares of Enron common stock.

   Enron's senior unsecured long-term debt is currently rated BBB+ by Standard & Poor's Corporation and Baa2 by Moody's Investor Services. Enron's continued investment grade status is critical to the success of its wholesale businesses as well as its ability to maintain adequate liquidity. Enron's management believes it will be able to maintain or improve its credit rating.

ITEM 7A.  FINANCIAL RISK MANAGEMENT

   Enron Wholesale offers price risk management services primarily related to commodities associated with the energy sector (natural gas, electricity, crude oil and natural gas liquids). Energy Services also offers price risk management services to its commercial and industrial customers. These services are provided through a variety of financial instruments including forward contracts, which may involve physical delivery of an energy commodity, swap agreements, which may require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. Interest rate risks and foreign currency risks associated with the fair value of its energy commodities portfolio are managed using a variety of financial instruments, including financial futures, swaps and options.

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

Market Risk
   The use of financial instruments by Enron's businesses may expose Enron to market and credit risks resulting from adverse changes in commodity and equity prices, interest rates and foreign exchange rates. For Enron Wholesale's and Energy
Services' businesses, the major market risks are discussed below:

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

   Interest Rate Risk. Interest rate risk is also a consequence of providing price risk management services to customers and having variable rate debt obligations, as changing interest rates impact the discounted value of future cash flows. Enron utilizes forwards, futures, swaps and options to manage its interest rate risk.

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

     Equity Risk. Equity risk arises primarily from the assets and investments operations of Enron Wholesale, which provides capital to customers through equity participations in various investment activities. Enron generally manages this risk by hedging specific investments using futures, forwards, swaps and options.

   Enron evaluates, measures and manages the market risk in its investments on a daily basis utilizing value at risk and other methodologies. The quantification of market risk using value at risk provides a consistent measure of risk across diverse markets and products. The use of these methodologies requires a number of key assumptions including the selection of a confidence level for expected losses, the holding period for liquidation and the treatment of risks outside the value at risk methodologies, including liquidity risk and event risk. Value at risk represents an estimate of reasonably possible net losses in earnings that would be recognized on its investments assuming hypothetical movements in future market rates and no change in positions. Value at risk is not necessarily indicative of actual results which may occur.

Value at Risk
     Enron has performed an entity-wide value at risk analysis of virtually all of Enron's financial assets and liabilities. Value at risk incorporates numerous variables that could impact the fair value of Enron's investments, including commodity prices, interest rates, foreign exchange rates, equity prices and associated volatilities, as well as correlation within and across these variables. Enron estimates value at risk commodity, interest rate and foreign exchange exposures using a model based on Monte Carlo simulation of delta/gamma positions which captures a significant portion of the exposure related to option positions. The value at risk for equity exposure discussed above is based on J.P. Morgan's RiskMetricsT approach. Both value at risk methods utilize a one-day holding period and a 95% confidence level. Cross-commodity correlations are used as appropriate.

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

   The following table illustrates the value at risk for each component of market risk:

                             December 31,      Year ended December 31, 1999
                                                           High            Low
(In millions)                 1999  1998   Average(a)   Valuation(a)   Valuation(a)

Trading Market Risk:
  Commodity price             $21   $20       $24         $37(b)           $16
  Interest rate                 -     -         -           -                -
  Foreign currency
   exchange rate                -     -         -           -                -
  Equity(c)                    26    12        20          29               14

Non-Trading Market Risk(d):
  Commodity price(e)            1    10         8          18                1
  Interest rate                 2     -         2           2                1
  Foreign currency
   exchange rate                4     -         3           5                -
  Equity                        3     -         -           3                -

(a) The average value presents a twelve month average of the month-end values. The high and low valuations for each market risk component represent the highest and lowest month-end value during 1999.
(b) In June 1999, seasonal dynamics in the U.S. power markets caused Enron's value at risk to increase significantly.
(c) Enron's equity trading market risk primarily relates to merchant activities (see Note 4 to the Consolidated Financial Statements). The increase in value at risk in 1999 is due primarily to greater volatility in investments held throughout 1999, increased levels of more volatile communications investments and further refinement of Enron's value at risk model to allow the inclusion of certain partnership interests and other instruments for the first time.
(d) Includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item.
(e) Enron's hedging activity decreased following the exchange and sale of Enron's interest in EOG (see Note 2 to the Consolidated Financial Statements).

Accounting Policies
   Accounting policies for price risk management and hedging activities are described in Note 1 to the Consolidated Financial
Statements.


                      INFORMATION REGARDING
                   FORWARD-LOOKING STATEMENTS

   This Annual Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this document are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the Gas Pipeline Group, demand in the market for broadband services and high bandwidth applications, transaction volumes in the U.S. power market, commencement of commercial operations of new power plants and pipeline projects, and growth in the demand for retail energy outsourcing solutions. When used in this document, the words "anticipate," "believe," "estimate," "except," "intend," "may," "project," "plan," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Enron believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments in foreign countries; the ability of Enron to penetrate new retail natural gas and electricity markets (including energy outsourcing markets) in the United States and Europe; the ability to penetrate the broadband services market; the timing and extent of deregulation of energy markets in the United States and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects; the effectiveness of Enron's risk management activities; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; the effectiveness of Enron's Year 2000 Plan and the Year 2000 readiness of outside entities; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and Enron's ability to maintain or increase the credit ratings for its unsecured senior long-term debt obligations.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required hereunder is included in this report as set forth in the "Index to Financial Statements" on page F-1.


Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at Enron's Annual Meeting of Shareholders to be held on May 2, 2000 is set forth under the caption entitled
"Election of Directors" in Enron's Proxy Statement, and is incorporated herein by reference.

     The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Current Executive Officers of the Registrant".

     Section 16(a) of the Securities Exchange Act of 1934 requires Enron's executive officers and directors, and persons who own more than 10% of a registered class of Enron's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Enron believes that during 1999, its executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements, with the exception that Ronnie C. Chan did not timely file one report containing two transactions, and Frank Savage did not timely file one report containing one transaction.

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

Item 11.  EXECUTIVE COMPENSATION

     The information regarding executive compensation is set forth in the Proxy Statement under the captions "Compensation of Directors and Executive Officers --Director Compensation; Executive Compensation; Stock Option Grants During 1999; Aggregated Stock Option/SAR Exercises During 1999 and Stock Option/SAR Values as of December 31, 1999; Retirement and Supplemental Benefit Plans; Severance Plans; Employment Contracts; Certain Transactions; and Compensation Committee Interlocks and Insider Participation", and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

 (a) Security ownership of certain beneficial owners

     The information regarding security ownership of certain beneficial owners is set forth in the Proxy Statement under the caption "Election of Directors - Security
     Ownership of Certain Beneficial Owners", and is incorporated herein by reference.

 (b) Security ownership of management

     The information regarding security ownership of management is set forth in the Proxy Statement under the caption "Election of Directors - Stock Ownership of Management and Board of Directors as of February 15, 2000", and is incorporated herein by reference.

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

                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement
Schedules. See "Index to Financial Statements" set forth on page F-1.

(a)(3)   Exhibits:

 *3.01  -      Amended and Restated Articles of
               Incorporation of Enron Oregon Corp. (Annex E to the Proxy Statement/Prospectus included in Enron's Registration Statement on Form S-4 -
               File No. 333-13791).

 *3.02  -      Articles of Merger of Enron Oregon Corp.,
               an Oregon corporation, and Enron Corp., a Delaware corporation (Exhibit 3.02 to Post-
               Effective Amendment No. 1 to Enron's
               Registration Statement on Form S-3 - File No.
               33-60417).

 *3.03  -      Articles of Merger of Enron Corp., an
               Oregon corporation, and Portland General
               Corporation, an Oregon corporation (Exhibit
               3.03 to Post-Effective Amendment No. 1 to
               Enron's Registration Statement on Form S-3 -
               File No. 33-60417).

 *3.04  -      Bylaws of Enron (Exhibit 3.04 to Post-
               Effective Amendment No. 1 to Enron's
               Registration Statement on Form S-3 - File No.
               33-60417).

 *3.05  -      Articles of Amendment of Enron:  Form of
               Series Designation for the Enron Convertible
               Preferred Stock (Annex F to the Proxy
               Statement/Prospectus included in Enron's
               Registration Statement on Form S-4 - File No.
               333-13791).

 *3.06  -      Articles of Amendment of Enron:  Form of
               Series Designation for the Enron 9.142%
               Preferred Stock (Annex G to the Proxy
               Statement/Prospectus included in Enron's
               Registration Statement on Form S-4 - File No.
               333-13791).

 *3.07  -      Articles of Amendment of Enron:
               Statement of Resolutions Establishing Series A
               Junior Voting Convertible Preferred Stock
               (Exhibit 3.07 to Enron's Registration
               Statement on Form S-3 - File No. 333-44133).

 *3.08  -      Articles of Amendment of Enron:
               Statement of Resolutions Establishing A
               Series of Preferred Stock of Enron Corp. -
               Mandatorily Convertible Single Reset
               Preferred Stock, Series A (Exhibit 4.01 to
               Enron's Form 8-K filed on January 26, 1999).

 *3.09  -      Articles of Amendment of Enron:
               Statement of Resolutions Establishing A
               Series of Preferred Stock of Enron Corp. -
               Mandatorily Convertible Single Reset
               Preferred Stock, Series B (Exhibit 4.02 to
               Enron's Form 8-K filed on January 26, 1999).

 *3.10  -      Articles of Amendment of Enron amending
               Article IV of the Articles of Incorporation
               (Exhibit 3.10 to Post-Effective Amendment No.
               1 to Enron's Registration Statement on Form S-
               3 - File No. 333-70465).

 *3.11  -      Articles of Amendment of Enron:
               Statement of Resolutions Establishing A
               Series of Preferred Stock of Enron Corp. -
               Mandatorily Convertible Junior Preferred
               Stock, Series B (Exhibit 3.11 to Post-
               Effective Amendment No. 1 to Enron's
               Registration Statement on Form S-3 - File No.
               333-70465).

 *4.01  -      Indenture dated as of November 1, 1985,
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
               Effective Amendment No. 1 to Enron's
               Registration Statement on Form S-3, File No.
               33-60417).

 *4.03  -      Third Supplemental Indenture, dated as of
               September 1, 1997, between Enron Corp. and
               Harris Trust and Savings Bank, as Trustee
               (Exhibit 4.03 to Enron Registration Statement on Form S-3, File No. 333-35549).

 *4.04  -      Fourth Supplemental Indenture, dated as
               of August 17, 1999, between Enron Corp. and
               Harris Trust and Savings Bank, as Trustee
               (Exhibit 4.05 to Enron Registration Statement on Form S-3 - File No. 333-83549).

     Executive Compensation Plans and Arrangements Filed as
     Exhibits Pursuant to Item 14(c) of Form 10-K: Exhibits
     10.01 through 10.57

*10.01  -      Enron Executive Supplemental Survivor
               Benefits Plan, effective January 1, 1987
               (Exhibit 10.01 to Enron Form 10-K for 1992).

 10.02  -      First Amendment to Enron Executive
               Supplemental Survivor Benefits Plan.

*10.03  -      Enron Corp. 1988 Stock Plan (Exhibit 4.3
               to Form S-8 Registration Statement No. 33-
               27893).

*10.04  -      Second Amendment to Enron Corp. 1988
               Stock Plan (Exhibit 10.04 to Enron Form 10-K for 1996).

*10.05  -      Enron Corp. 1988 Deferral Plan (Exhibit
               10.19 to Enron Form 10-K for 1987).

*10.06  -      First Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.06 to Enron Form
               10-K for 1995).

*10.07  -      Second Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.07 to Enron Form
               10-K for 1995).

*10.08  -      Third Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.09 to Enron Form
               10-K for 1996).

*10.09  -      Fourth Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.10 to Enron Form
               10-K for 1996).

*10.10  -      Fifth Amendment to Enron Corp. 1988
               Deferral Plan (Exhibit 10.11 to Enron Form
               10-K for 1996).

 10.11  -      Sixth Amendment to Enron Corp. 1988
               Deferral Plan.

*10.12  -      Enron Corp. 1991 Stock Plan (Exhibit
               10.08 to Enron Form 10-K for 1991).

*10.13  -      Amended and Restated Enron Corp. 1991
               Stock Plan (Exhibit A to Enron Proxy Statement filed pursuant to Section 14(a) on March 24,
               1997).

*10.14  -      First Amendment to Enron Corp. Amended
               and Restated 1991 Stock Plan (Exhibit 10.13 to
               Enron Form 10-K for 1997).

*10.15  -      Second Amendment to Enron Corp. Amended
               and Restated 1991 Stock Plan (Exhibit 10.14 to
               Enron Form 10-K for 1997).

*10.16  -      Enron Corp. 1991 Stock Plan (As Amended
               and Restated Effective May 4, 1999) (Exhibit B to Enron Proxy Statement filed pursuant to
               Section 14(a) on March 30, 1999).

 10.17  -      First Amendment to Enron Corp. 1991 Stock
               Plan (As Amended and Restated Effective May 4,
               1999).

 10.18  -      Second Amendment to Enron Corp. 1991
               Stock Plan (As Amended and Restated Effective
               May 4, 1999).

 10.19  -      Third Amendment to Enron Corp. 1991 Stock
               Plan (As Amended and Restated Effective May 4,
               1999).

*10.20  -      Enron Corp. 1992 Deferral Plan (Exhibit
               10.09 to Enron Form 10-K for 1991).

*10.21  -      First Amendment to Enron Corp. 1992
               Deferral Plan (Exhibit 10.10 to Enron Form
               10-K for 1995).

*10.22  -      Second Amendment to Enron Corp. 1992
               Deferral Plan (Exhibit 10.11 to Enron Form
               10-K for 1995).

*10.23  -      Enron Corp. Directors' Deferred Income
               Plan (Exhibit 10.09 to Enron Form 10-K for
               1992).

*10.24  -      Split Dollar Life Insurance Agreement
               between Enron and the KLL and LPL Family
               Partnership, Ltd., dated April 22, 1994
               (Exhibit 10.17 to Enron Form 10-K for 1994).

*10.25  -      Employment Agreement between Enron Corp.
               and Kenneth L. Lay, executed December 18, 1996
               (Exhibit 10.25 to Enron Form 10-K for 1996).

 10.26  -      First Amendment to Employment Agreement
               between Enron Corp. and Kenneth L. Lay, dated
               February 7, 2000.

*10.27  -      Consulting Services Agreement between
               Enron and John A. Urquhart dated August 1,
               1991 (Exhibit 10.23 to Enron Form 10-K for
               1991).

*10.28  -      First Amendment to Consulting Services
               Agreement between Enron and John A. Urquhart, dated August 27, 1992 (Exhibit 10.25 to Enron
               Form 10-K for 1992).

*10.29  -      Second and Third Amendments to Consulting
               Services Agreement between Enron and John A.
               Urquhart, dated November 24, 1992 and February
               26, 1993, respectively (Exhibit 10.26 to Enron
               Form 10-K for 1992).

*10.30  -      Fourth Amendment to Consulting Services
               Agreement between Enron and John A. Urquhart dated as of May 9, 1994 (Exhibit 10.35 to
               Enron Form 10-K for 1995).

*10.31 -       Fifth Amendment to Consulting Services
               Agreement between Enron and John A. Urquhart
               (Exhibit 10.36 to Enron Form 10-K for 1995).

*10.32  -      Sixth Amendment to Consulting Services
               Agreement between Enron and John A. Urquhart
               (Exhibit 10.37 to Enron Form 10-K for 1995).

*10.33  -      Seventh Amendment to Consulting Services
               Agreement between Enron and John A. Urquhart, dated October 27, 1997 (Exhibit 10.27 to Enron
               Form 10-K for 1997).

*10.34  -      Eighth Amendment to Consulting Services
               Agreement between Enron and John A. Urquhart, dated May 27, 1998 (Exhibit 10.28 to Enron
               Form 10-K for 1998).

*10.35  -      Ninth Amendment to Consulting Services
               Agreement between Enron and John A. Urquhart, dated December 31, 1998 (Exhibit 10.29 to
               Enron Form 10-K for 1998).

 10.36  -      Tenth Amendment to Consulting Services
               Agreement between John A. Urquhart and Enron
               Corp. dated January 1, 2000.

*10.37  -      Enron Corp. Performance Unit Plan
               (Exhibit A to Enron Proxy Statement filed pursuant to Section 14(a) on March 25, 1994).

*10.38  -      Enron Corp. Annual Incentive Plan
               (Exhibit B to Enron Proxy Statement filed pursuant to Section 14(a) on March 25, 1994).

*10.39  -      Enron Corp. Annual Incentive Plan dated
               May 4, 1999 (Exhibit A to Enron Proxy
               Statement filed pursuant to Section 14(a) on March 30, 1999).

*10.40  -      Enron Corp. Performance Unit Plan (as
               amended and restated effective May 2, 1995)
               (Exhibit A to Enron Proxy Statement filed pursuant to Section 14(a) on March 27, 1995).

*10.41  -      First Amendment to Enron Corp.
               Performance Unit Plan (Exhibit 10.46 to Enron
               Form 10-K for 1995).

*10.42  -      Enron Corp. Restated 1994 Deferral Plan
               (Exhibit 4.3 to Enron Form S-8 Registration
               Statement, File No. 333-48193).

*10.43  -      Employment Agreement between Enron
               Capital Trade & Resources Corp. and Jeffrey K.
               Skilling, dated January 1, 1996 (Exhibit 10.63 to Enron Form 10-K for 1996).

*10.44  -      First Amendment effective January 1,
               1997, by and among Enron Corp., Enron Capital
               & Trade Resources Corp., and Jeffrey K.
               Skilling, amending Employment Agreement
               between Enron Capital & Trade Resources Corp.
               and Jeffrey K. Skilling dated January 1, 1996
               (Exhibit 10.64 to Enron Form 10-K for 1996).

*10.45  -      Split Dollar Agreement between Enron and
               Jeffrey K. Skilling dated May 23, 1997
               (Exhibit 10.41 to Enron Form 10-K for 1997).

*10.46  -      Second Amendment effective October 13,
               1997, to Employment Agreement between Enron
               Corp. and Jeffrey K. Skilling (Exhibit 10.42 to Enron Form 10-K for 1997).

*10.47  -      Loan Agreement effective October 13,
               1997, between Enron Corp. and Jeffrey K.
               Skilling (Exhibit 10.43 to Enron Form 10-K for
               1997).

 10.48  -      Third Amendment to Employment Agreement
               between Enron Corp. and Jeffrey K. Skilling, dated February 7, 2000.

*10.49  -      Employment Agreement dated July 20, 1996
               (effective July 1, 1997) between Enron and Ken
               L. Harrison (Exhibit 10.1 to Post-Effective
               Amendment No. 1 to Enron's Registration
               Statement on Form S-4, File No. 333-13791).

*10.50  -      Executive Employment Agreement between
               Enron Corp. and Rebecca P. Mark, effective May
               4, 1998 (Exhibit 10.41 to Enron Form 10-K for
               1998).

 10.51  -      First Amendment to Executive Employment
               Agreement by and between Enron Corp., Azurix
               Corp. and Rebecca P. Mark, dated February 1,
               1999.

*10.52  -      Executive Employment Agreement between
               Enron Corp. and Joseph W. Sutton, effective
               June 23, 1998 (Exhibit 10.42 to Enron Form
               10-K for 1998).

 10.53  -      Amendment to Executive Employment
               Agreement between Enron Corp. and Joseph W.
               Sutton, dated May 5, 1999.

 10.54  -      Second Amendment to Executive Employment
               Agreement between Enron Corp. and Joseph W.
               Sutton, dated July 1, 1999.

*10.55  -      Executive Employment Agreement between
               Enron Operations Corp. and Stanley C. Horton, dated as of October 1, 1999 (Exhibit 10.45 to
               Enron Form 10-K for 1997).

 10.56  -      First Amendment to Executive Employment
               Agreement by and between Enron Operations
               Corp., Enron Corp. and Stanley C. Horton, dated December 27, 1999.

 10.57  -      Executive Employment Agreement between
               Enron Corp. and Mark A. Frevert, effective
               June 1, 1998.

 12     -      Statement re computation of ratios of
               earnings to fixed charges.

 21     -      Subsidiaries of registrant.

 23     -      Consent of Arthur Andersen LLP.

 24     -      Powers of Attorney for the directors
               signing this Form 10-K.

 27     -      Financial Data Schedule.




        *    Asterisk indicates exhibits incorporated by reference.

   (b)  Reports on Form 8-K

        None.

                 INDEX TO FINANCIAL STATEMENTS

                          ENRON CORP.

                                                             Page No.

Consolidated Financial Statements

  Report of Independent Public Accountants                     F-2

  Consolidated Income Statement and Consolidated Statement
  of Comprehensive Income for the years ended December 31,
  1999, 1998 and 1997                                          F-3

  Consolidated Balance Sheet as of December 31, 1999 and
  1998                                                         F-4

  Consolidated Statement of Cash Flows for the years
  ended December 31, 1999, 1998 and 1997                       F-6

  Consolidated Statement of Changes in Shareholders'
  Equity Accounts for the years ended December 31,
  1999, 1998 and 1997                                          F-7

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Enron Corp.:

   We have audited the accompanying consolidated balance sheet of Enron Corp. (an Oregon corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Enron Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 18 to the consolidated financial statements, Enron Corp. and subsidiaries changed its method of accounting for costs of start-up activities and its method of accounting for certain contracts involved in energy trading and risk management activities in the first quarter of 1999.




ARTHUR ANDERSEN LLP

Houston, Texas
March 13, 2000

                  ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED INCOME STATEMENT

                                           Year ended December 31,
(In millions, except per share amounts)    1999      1998      1997

Revenues
  Natural gas and other products          $19,536   $13,276   $13,211
  Electricity                              15,238    13,939     5,101
  Transportation                              588       627       652
  Other                                     4,750     3,418     1,309
     Total revenues                        40,112    31,260    20,273
Costs and Expenses
  Cost of gas, electricity and
   other products                          34,761    26,381    17,311
  Operating expenses                        2,996     2,352     1,406
  Oil and gas exploration expenses             49       121       102
  Depreciation, depletion and
   amortization                               870       827       600
  Taxes, other than income taxes              193       201       164
  Impairment of long-lived assets             441         -         -
  Contract restructuring charge                 -         -       675
     Total costs and expenses              39,310    29,882    20,258
Operating Income                              802     1,378        15
Other Income and Deductions
  Equity in earnings of unconsolidated
   equity affiliates                          309        97       216
  Gains on sales of assets and investments    541        56       186
  Interest income                             162        88        70
  Other income, net                           181       (37)       78
Income Before Interest, Minority
 Interests and Income Taxes                 1,995     1,582       565
Interest and related charges, net             656       550       401
Dividends on company-obligated preferred
 securities of subsidiaries                    76        77        69
Minority interests                            135        77        80
Income tax expense (benefit)                  104       175       (90)
Net income before cumulative effect of
 accounting changes                         1,024       703       105
Cumulative effect of accounting changes,
 net of tax                                  (131)        -         -
Net Income                                    893       703       105
Preferred stock dividends                      66        17        17
Earnings on Common Stock                  $   827   $   686   $    88
Earnings Per Share of Common Stock
  Basic
     Before cumulative effect of
      accounting changes                  $  1.36   $  1.07   $  0.16
     Cumulative effect of accounting
      changes                               (0.19)        -         -
       Basic earnings per share           $  1.17   $  1.07   $  0.16
  Diluted
     Before cumulative effect of
      accounting changes                  $  1.27   $  1.01   $  0.16
     Cumulative effect of accounting
      changes                               (0.17)        -         -
       Diluted earnings per share         $  1.10   $  1.01   $  0.16
Average Number of Common Shares Used
 in Computation
  Basic                                       705       642       544
  Diluted                                     769       695       555


                  ENRON CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                            Year ended December 31,
(In millions)                               1999     1998      1997

Net Income                                $  893   $   703   $   105
Other comprehensive income:
  Foreign currency translation
   adjustment and other                     (579)     (14)       (21)
Total Comprehensive Income                $  314   $   689   $    84

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                                                December 31,
(In millions)                                 1999         1998

ASSETS
Current Assets
  Cash and cash equivalents                 $   288     $   111
  Trade receivables (net of allowance
   for doubtful accounts of $40 and
   $14, respectively)                         3,030       2,060
  Other receivables                             518         833
  Assets from price risk management
   activities                                 2,205       1,904
  Inventories                                   598         514
  Other                                         616         511
     Total current assets                     7,255       5,933

Investments and Other Assets
  Investments in and advances to
   unconsolidated equity affiliates           5,036       4,433
  Assets from price risk management
   activities                                 2,929       1,941
  Goodwill                                    2,799       1,949
  Other                                       4,681       4,437
     Total investments and other assets      15,445      12,760

Property, Plant and Equipment, at cost
  Natural gas transmission                    6,948       6,936
  Electric generation and distribution        3,552       2,061
  Construction in progress                    1,491         989
  Oil and gas, successful efforts method        690       4,814
  Other                                       1,231         992
                                             13,912      15,792
  Less accumulated depreciation,
   depletion and amortization                 3,231       5,135
     Property, plant and equipment, net      10,681      10,657

Total Assets                                $33,381     $29,350

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                                                    December 31,
(In millions, except shares)                      1999         1998

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $ 2,154     $ 2,380
  Liabilities from price risk
   management activities                           1,836       2,511
  Short-term debt                                  1,001           -
  Other                                            1,768       1,216
     Total current liabilities                     6,759       6,107

Long-Term Debt                                     7,151       7,357

Deferred Credits and Other Liabilities
  Deferred income taxes                            1,894       2,357
  Liabilities from price risk
   management activities                           2,990       1,421
  Other                                            1,587       1,916
     Total deferred credits and
      other liabilities                            6,471       5,694
Commitments and Contingencies
 (Notes 3, 13, 14 and 15)

Minority Interests                                 2,430       2,143

Company-Obligated Preferred Securities
 of Subsidiaries                                   1,000       1,001

Shareholders' Equity
  Second preferred stock, cumulative, no par
   value, 1,370,000 shares authorized,
   1,296,184 shares and 1,319,848 shares of
   Cumulative Second Preferred Convertible
   Stock issued, respectively                       130         132
  Mandatorily Convertible Junior Preferred
   Stock, Series B, no par value, 250,000
   shares issued                                  1,000           -
  Common stock, no par value, 1,200,000,000
   shares authorized, 716,865,081 shares
   and 671,094,552 shares issued, respectively    6,637       5,117
  Retained earnings                               2,698       2,226
  Accumulated other comprehensive income           (741)       (162)
  Common stock held in treasury, 1,337,714
   shares and 9,333,322 shares,
   respectively                                     (49)       (195)
  Restricted stock and other                       (105)        (70)
     Total shareholders' equity                   9,570       7,048

Total Liabilities and Shareholders' Equity      $33,381     $29,350

The accompanying notes are an integral part of these consolidated financial statements.


                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                               Year ended December 31,
(In millions)                                  1999      1998      1997

Cash Flows From Operating Activities
Reconciliation of net income to net
 cash provided by operating activities
  Net income                                 $   893   $   703   $   105
  Cumulative effect of accounting changes        131         -         -
  Depreciation, depletion and amortization       870       827       600
  Oil and gas exploration expenses                49       121       102
  Impairment of long-lived assets                441         -         -
  Deferred income taxes                           21        87      (174)
  Gains on sales of assets and investments      (541)      (82)     (195)
  Changes in components of working
   capital                                    (1,000)     (233)      (65)
  Net assets from price risk management
   activities                                   (395)      350       201
  Merchant assets and investments:
     Realized gains on sales                    (756)     (628)     (136)
     Proceeds from sales                       2,217     1,434       339
     Additions and unrealized gains             (827)     (721)     (308)
  Other operating activities                     125      (218)     (258)
Net Cash Provided by Operating
 Activities                                    1,228     1,640       211
Cash Flows From Investing Activities
  Capital expenditures                        (2,363)   (1,905)   (1,392)
  Equity investments                            (722)   (1,659)     (700)
  Proceeds from sales of investments and
   other assets                                  294       239       473
  Acquisition of subsidiary stock                  -      (180)        -
  Business acquisitions, net of cash
   acquired (see Note 2)                         (311)     (104)      (82)
  Other investing activities                     (405)     (356)     (445)
Net Cash Used in Investing Activities          (3,507)   (3,965)   (2,146)
Cash Flows From Financing Activities
  Issuance of long-term debt                    1,776     1,903     1,817
  Repayment of long-term debt                  (1,837)     (870)     (607)
  Net increase (decrease) in
   short-term borrowings                        1,565      (158)      464
  Issuance of company-obligated
  preferred securities of subsidiaries              -         8       372
  Issuance of common stock                        852       867         -
  Issuance of subsidiary equity                   568       828       555
  Dividends paid                                 (467)     (414)     (354)
  Net (acquisition) disposition of
   treasury stock                                 139        13      (422)
  Other financing activities                     (140)       89        24
Net Cash Provided by Financing
 Activities                                     2,456     2,266     1,849
Increase (Decrease) in Cash and
 Cash Equivalents                                 177       (59)      (86)
Cash and Cash Equivalents,
 Beginning of Year                                111       170       256
Cash and Cash Equivalents,
 End of Year                                  $   288   $   111   $   170

Changes in Components of Working Capital
  Receivables                                 $  (662)  $(1,055)  $   351
  Inventories                                    (133)     (372)       63
  Payables                                       (246)      433      (366)
  Other                                            41       761      (113)
     Total                                    $(1,000)  $  (233)  $   (65)

The accompanying notes are an integral part of these consolidated financial statements.


                       ENRON CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In millions, except per share                  1999               1998                1997
 amounts; shares in thousands)             Shares   Amount    Shares    Amount    Shares   Amount

Cumulative Second Preferred
 Convertible Stock
  Balance, beginning of year                1,320   $  132     1,338    $  134     1,371    $  137
  Exchange of common stock for
   convertible preferred stock                (24)      (2)      (18)       (2)      (33)       (3)
  Balance, end of year                      1,296   $  130     1,320    $  132     1,338    $  134
Mandatorily Convertible Junior
 Preferred Stock, Series B
  Balance, beginning of year                    -   $    -         -    $    -         -    $    -
  Issuances                                   250    1,000         -         -         -         -
  Balance, end of year                        250   $1,000         -    $    -         -    $    -
Common Stock
  Balance, beginning of year              671,094   $5,117   636,594    $4,224   511,890    $   26
  Exchange of common stock for
   convertible preferred stock                465       (1)        -        (7)      764         -
  Issuances related to benefit
   and dividend reinvestment plans         10,054      258         -        45         -        (3)
  Sales of common stock                    27,600      839    34,500       836         -         -
  Issuances of common stock in
   business acquisitions (see Note 2)       7,652      250         -         -   123,940     2,281
  Issuance of no par stock in
   reincorporation merger                       -        -         -         -         -     1,881
  Other                                         -      174         -        19         -        39
  Balance, end of year                    716,865   $6,637   671,094    $5,117   636,594    $4,224
Additional Paid-in Capital
  Balance, beginning of year                        $    -              $    -              $1,870
  Sales and issuances of common stock                    -                   -                  10
  Issuance of no par stock in
   reincorporation merger                                -                   -              (1,881)
  Other                                                  -                   -                   1
  Balance, end of year                              $    -              $    -              $    -
Retained Earnings
  Balance, beginning of year                        $2,226              $1,852              $2,007
  Net income                                           893                 703                 105
  Cash dividends
     Common stock ($0.5000, $0.4812
      and $0.4562 per share in 1999,
       1998 and 1997, respectively)                   (355)               (312)               (243)
     Cumulative Second Preferred
      Convertible Stock ($13.652,
      $13.1402 and $12.4584 per share
      in 1999, 1998 and 1997,
      respectively)                                    (17)                (17)                (17)
     Series A and B Preferred Stock                    (49)                  -                   -
  Balance, end of year                              $2,698              $2,226              $1,852
Accumulated Other Comprehensive Income
  Balance, beginning of year                        $ (162)             $ (148)             $ (127)
  Translation adjustments and other                   (579)                (14)                (21)
  Balance, end of year                              $ (741)             $ (162)             $ (148)
Treasury Stock
  Balance, beginning of year               (9,334)  $ (195)  (14,102)   $ (269)   (1,642)   $  (30)
  Shares acquired                          (1,845)     (71)   (2,236)      (61)  (19,580)     (374)
  Exchange of common stock
   for convertible preferred stock            181        4       486         9       140         3
  Issuances related to benefit
   and dividend reinvestment plans          9,660      213     6,426       124     5,676       106
  Issuances of treasury stock in
   business acquisitions (see Note 2)           -        -        92         2     1,304        26
  Balance, end of year                     (1,338)  $  (49)   (9,334)   $ (195)  (14,102)   $ (269)
Restricted Stock and Other
  Balance, beginning of year                        $  (70)             $ (175)             $ (160)
  Issuances related to benefit
   and dividend reinvestment plans                     (35)                105                 (15)
  Balance, end of year                              $ (105)             $  (70)             $ (175)
Total Shareholders' Equity                          $9,570              $7,048              $5,618

The accompanying notes are an integral part of these consolidated financial statements.

                  ENRON CORP. AND SUBSIDIARIES
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Consolidation Policy and Use of Estimates. The accounting and financial reporting policies of Enron Corp. and its subsidiaries conform to generally accepted accounting principles and prevailing industry practices. The consolidated financial statements include the accounts of all subsidiaries controlled by Enron Corp. after the elimination of significant intercompany accounts and transactions, unless control is temporary.

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

   Earnings Per Share. Basic earnings per share is computed based upon the weighted-average number of common shares outstanding during the periods. Diluted earnings per share is computed based upon the weighted-average number of common shares outstanding plus the assumed issuance of common shares for all potentially dilutive securities. All share and per share amounts have been adjusted to reflect the August 13, 1999 two-for-one stock split. See Note 11 for a reconciliation of the basic and diluted earnings per share computations.

   Accounting for Price Risk Management. Enron engages in price risk management activities for both trading and non-trading purposes. Instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options, energy transportation contracts utilized for trading activities and other instruments with third parties are reflected at fair value and are shown as "Assets and Liabilities from Price Risk Management Activities" in the Consolidated Balance Sheet. These activities also include the risk management component embedded in energy outsourcing contracts. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are recognized as "Other Revenues." Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments. The values are adjusted to reflect the potential impact of liquidating Enron's position in an orderly manner over a reasonable period of time under present market conditions.

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

   Accounting for Development Activity. Development costs related to projects, including costs of feasibility studies, bid preparation, permitting, licensing and contract negotiation, are expensed as incurred until the project is estimated to be probable. At that time, such costs are capitalized or expensed as incurred, based on the nature of the costs incurred. Capitalized development costs may be recovered through reimbursements from joint venture partners or other third parties, or classified as part of the investment and recovered through the cash flows from that project. Accumulated capitalized project development costs are otherwise expensed in the period that management determines it is probable that the costs will not be recovered.

   Environmental Expenditures. Expenditures that relate to an existing condition caused by past operations, and do not contribute to current or future revenue generation, are expensed. Environmental expenditures relating to current or future revenues are expensed or capitalized as appropriate based on the nature of the costs incurred. Liabilities are recorded when environmental assessments and/or clean-ups are probable and the costs can be reasonably estimated.

   Computer Software. Enron's accounting policy for the costs of computer software (all of which is for internal use only) is to capitalize direct costs of materials and services consumed in developing or obtaining software, including payroll and payroll-related costs for employees who are directly associated with and who devote time to the software project. Costs may begin to be capitalized once the application development stage has begun.
All other costs are expensed as incurred. Enron amortizes the costs on a straight-line basis over the useful life of the software. Impairment is evaluated based on changes in the expected usefulness of the software. At December 31, 1999 and 1998, Enron has capitalized $240 million and $189 million, respectively, of software costs covering numerous systems, including trading and settlement, billing and payroll systems and upgrades.

   Investments in Unconsolidated Affiliates. Investments in unconsolidated affiliates are accounted for by the equity method, except for certain investments resulting from Enron's merchant investment activities which are included at market value in "Other Investments" in the Consolidated Balance Sheet. See Notes 4 and 9. Where acquired assets are accounted for under the equity method based on temporary control, earnings or losses are recognized only for the portion of the investment to be retained.

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

2  BUSINESS ACQUISITIONS AND DISPOSITIONS

   On August 16, 1999, Enron exchanged approximately 62.3 million shares (approximately 75%) of the Enron Oil & Gas Company (EOG) common stock it held for all of the stock of EOGI-India, Inc., a subsidiary of EOG. EOGI-India, Inc. indirectly owns oil and gas operations in India and China and $600 million of cash. Also in August 1999, Enron received net proceeds of approximately $190 million for the sale of 8.5 million shares of EOG common stock in a public offering and issued approximately $255 million of public debt that is exchangeable in July 2002 into approximately 11.5 million shares of EOG common stock. As a result of the share exchange and share sale, Enron recorded a pre-tax gain of $454 million ($345 million after tax, or $0.45 per diluted share) in 1999. Enron retained 11.5 million shares of EOG stock (now EOG Resources, Inc.) which will be exchanged at the maturity of the debt. As of August 16, 1999, EOG is no longer included in Enron's consolidated financial statements. As a result, net property, plant and equipment decreased by approximately $2,400 million, short- and long-term debt decreased by approximately $1,800 million and minority interests decreased by approximately $600 million. EOGI-India, Inc. is included in the consolidated financial statements within the Wholesale Energy Operations and Services following the exchange and sale.

   In August 1998, Enron, through a wholly-owned subsidiary, completed the acquisition of a controlling interest in Elektro Eletricidade e Servicos S.A. (Elektro), an electricity distributor in Brazil, for approximately $1.3 billion. Enron's interest in Elektro is held by Jacare Electrical Distribution Trust (Jacare) and was initially accounted for using the equity method based on temporary control. In December 1998, Enron financially closed the Elektro financial restructuring, reducing its interest in Jacare to 51%. Following the decision by Enron to acquire additional interests in Elektro, Enron consolidated Jacare effective January 1, 1999. Jacare's balance sheet at that date consisted of net assets of approximately $1,340 million, including goodwill of approximately $990 million, net property, plant and equipment of approximately $1,100 million and debt of approximately $900 million. As a result of the consolidation, as of January 1, 1999, Enron's investment in unconsolidated affiliates decreased by approximately $450 million and minority interests increased by approximately $890 million. During 1999, the exchange rate for the Brazilian real to the U.S. dollar declined, resulting in a non-cash foreign currency translation adjustment which reduced Enron's Brazilian assets (primarily Elektro) and shareholders' equity by approximately $600 million.

   In November 1997, Enron acquired the minority interest in Enron Global Power & Pipelines L.L.C. (EPP) in a stock-for-stock transaction. Enron issued approximately 23 million common shares in exchange for the EPP shares held by the minority shareholders.

   Effective July 1, 1997, Enron merged with Portland General Corporation (PGC) in a stock-for-stock transaction. Enron issued approximately 101 million common shares to shareholders of PGC and assumed PGC's outstanding debt of approximately $1.1 billion.

   Additionally, during 1999, 1998 and 1997, Enron acquired generation, natural gas distribution, renewable energy, telecommunications and energy management businesses for cash, Enron and subsidiary stock and notes.

   Enron has accounted for these acquisitions using the purchase method of accounting as of the effective date of each transaction. Accordingly, the purchase price of each transaction has been allocated based upon the estimated fair value of the assets and liabilities acquired as of the acquisition date, with the excess reflected as goodwill in the Consolidated Balance Sheet. This goodwill is being amortized on a straight-line basis over 5 to 40 years.

   Assets acquired, liabilities assumed and consideration paid as a result of businesses acquired were as follows:

(In millions)                         1999     1998(a)    1997

Fair value of assets acquired,
 other than cash                     $  376     $ 269   $ 3,829
Goodwill                                (71)       94     1,847
Fair value of liabilities assumed         6      (259)   (3,235)
Common stock of Enron and
 subsidiary issued                        -         -    (2,359)
Net cash paid                        $  311     $ 104   $    82

(a) Excludes amounts related to the 1998 acquisition of Elektro prior to the consolidation of Jacare.

   If the PGC and EPP acquisitions had occurred at the beginning of 1997, Enron's 1997 consolidated revenues would have been $20,950 million, income before interest, minority interests and income taxes would have been $716 million, net income would have been $181 million and earnings per share would have been $0.27 (basic) and $0.26 (diluted). These unaudited pro forma results are for illustrative purposes only and are not necessarily indicative of the operating results that would have occurred had the business acquisitions been consummated at that date, nor are they necessarily indicative of future operating results.

   On November 8, 1999, Enron announced that it had entered into an agreement to sell Enron's wholly-owned electric utility subsidiary, Portland General Electric Company (PGE), to Sierra Pacific Resources for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. Sierra Pacific Resources will also assume approximately $1 billion in PGE debt and preferred stock. The proposed transaction, which is subject to customary regulatory approvals, is expected to close in late 2000. Enron's carrying amount of PGE is approximately $1.4 billion. Income before interest, minority interest and income taxes for PGE was $298 million and $284 million for 1999 and 1998, respectively, and $114 million for the six months ended December 31, 1997.

3  PRICE RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

   Trading Activities. Enron, through its Wholesale Energy Operations and Services (Enron Wholesale) and Retail Energy Services (Energy Services) segments, offers price risk management services to wholesale, commercial and industrial customers through a variety of financial and other instruments including forward contracts involving physical delivery of an energy commodity, swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. Interest rate risks and foreign currency risks associated with the fair value of the commodity portfolio are managed using a variety of financial instruments, including financial futures.

   Notional Amounts and Terms. The notional amounts and terms of these instruments at December 31, 1999 are shown below (volumes in trillions of British thermal units equivalent (TBtue), dollars in millions):

                        Fixed Price   Fixed Price      Maximum
                           Payor        Receiver    Terms in Years

Commodities
  Natural gas              6,642         5,921            24
  Crude oil and liquids    1,342           749             7
  Electricity              1,853         1,606            25
  Other                      352           541            10
Financial products
  Interest rate(a)        $2,151        $4,288            29
  Foreign currency           619            88            15
  Equity investments       2,195           882            14

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

   Enron Wholesale and Energy Services include sales and purchase commitments associated with commodity contracts based on market prices totaling 9,013 TBtue, with terms extending up to 21 years.

   Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Enron's exposure to market or credit risks. The maximum terms in years detailed above are not indicative of likely future cash flows as these positions may be offset in the markets at any time in response to the company's price risk management needs to the extent available in the market.

   The volumetric weighted average maturity of Enron's fixed price portfolio as of December 31, 1999 was approximately 2.0 years.

   Fair Value. The fair value as of December 31, 1999 and the average fair value of instruments related to price risk management activities, including energy related commodities together with the related foreign currency and interest rate instruments, other commodities and equities held during the year are set forth below:

                                               Average Fair Value
                             Fair Value        for the Year Ended
                           as of 12/31/99         12/31/99(a)
(In millions)           Assets   Liabilities   Assets   Liabilities

Natural gas             $3,267     $2,335      $3,080     $2,506
Crude oil and liquids      649      1,832         806      1,486
Electricity                906        380         726        352
Other commodities          163         32         219        129
Equity                     486        247         165        149
  Total                 $5,471     $4,826      $4,996     $4,622

(a) Computed using the ending balance at each month-end.

   The income before interest, taxes and certain unallocated expenses arising from price risk management activities for 1999 was $765 million.

   Credit Risk. In conjunction with the valuation of its financial instruments, Enron provides reserves for risks associated with such activity, including credit risk. Credit risk relates to the risk of loss that Enron would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Enron maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. Enron also minimizes this credit exposure using monetization of its contract portfolio or third-party insurance contracts. The counterparties associated with assets from price risk management activities as of December 31, 1999 and 1998 are summarized as follows:

                                      1999                 1998
                              Investment           Investment
(In millions)                  Grade(a)    Total    Grade(a)    Total

Gas and electric utilities      $1,461    $1,510      $1,181    $1,251
Energy marketers                   544       768         684       795
Financial institutions           1,016     1,273         505       505
Independent power producers        471       641         416       613
Oil and gas producers              379       688         365       549
Industrials                        336       524         229       341
Other                               59        67         101       116
  Total                         $4,266     5,471      $3,481     4,170
Credit and other reserves                   (337)                 (325)
Assets from price risk
 management activities(b)                 $5,134                $3,845

(a) "Investment Grade" is primarily determined using publicly available credit ratings along with consideration of collateral, which encompass standby letters of credit, parent company guarantees and property interests, including oil and gas reserves. Included in "Investment Grade" are counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively.
(b) Two customers' exposures at December 31, 1999 and 1998 comprise greater than 5% of Assets From Price Risk Management Activities and are included above as Investment Grade.

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

   Energy Commodity Price Swaps. At December 31, 1999, Enron was a party to energy commodity price swaps covering 15.4 TBtu, 3.5 TBtu and 15.0 TBtu of natural gas for the years 2000, 2001 and 2002, respectively, and 2.2 million barrels of crude oil for the year 2000.

   Interest Rate Swaps. At December 31, 1999, Enron had entered into interest rate swap agreements with an aggregate notional principal amount of $2.2 billion to manage interest rate exposure. These swap agreements are scheduled to terminate $1.4 billion in 2000 and $0.8 billion in the period 2001 through 2008.

   Equity Contracts. At December 31, 1999, Enron had entered into Enron common stock swaps, with an aggregate notional amount of $60 million, to hedge certain incentive-based compensation plans. Such contracts will expire in 2000.

   Credit Risk. While notional amounts are used to express the volume of various financial instruments, the amounts potentially subject to credit risk, in the event of nonperformance by the third-parties, are substantially smaller. Counterparties to forwards, futures and other contracts are equivalent to investment grade financial institutions. Accordingly, Enron does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by the third-parties on financial instruments related to non-trading activities.

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

   Financial Instruments. The carrying amounts and estimated fair values of Enron's financial instruments, excluding trading activities which are marked to market, at December 31, 1999 and 1998 were as follows:

                                    1999                   1998
                             Carrying   Estimated   Carrying   Estimated
(In millions)                 Amount    Fair Value   Amount    Fair Value

Short- and long-term debt
 (Note 7)                     $8,152      $8,108     $7,357      $7,624
Company-obligated preferred
 securities of subsidiaries
 (Note 10)                     1,000         937      1,001       1,019
Energy commodity price swaps       -         (3)          -          (5)
Interest rate swaps                -        (55)          -          12
Equity contracts                   4          4           -           -

   Enron uses the following methods and assumptions in estimating fair values: (a) short- and long-term debt - the carrying amount of variable-rate debt approximates fair value, the fair value of marketable debt is based on quoted market prices and the fair value of other debt is based on the discounted present value of cash flows using Enron's current borrowing rates; (b) company-obligated preferred securities of subsidiaries - the fair value is based on quoted market prices, where available, or based on the discounted present value of cash flows using Enron's current borrowing rates if not publicly traded; and (c) energy commodity price swaps, interest rate swaps and equity contracts - estimated fair values have been determined using available market data and valuation methodologies. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

   The fair market value of cash and cash equivalents, trade and other receivables, accounts payable and investments accounted for at fair value are not materially different from their carrying amounts.

   Guarantees of liabilities of unconsolidated entities and residual value guarantees have no carrying value and fair values which are not readily determinable (see Note 15).

4  MERCHANT ACTIVITIES

   An analysis of the composition of Enron's wholesale merchant investments and energy assets at December 31, 1999 and 1998 is as follows:

                                       December 31,
(In millions)                         1999     1998

Merchant investments
  Held directly by Enron (a)
     Energy                         $  516   $  279
     Energy-intensive industries       218      331
     Natural gas transportation          -      132
     Other                             352      334
                                     1,086    1,076
  Held through unconsolidated
   affiliates(b)
     Energy                            401      610
     Power generation                   98        -
     Oil services                       25      123
     Other                              88       50
                                       612      783
                                     1,698    1,859

Merchant assets (c)
  Independent power plants             152      148
  Natural gas transportation            35       38
                                       187      186

Total                               $1,885    $2,045

(a) Investments are recorded at fair value in "Other Assets" with fair value adjustments reflected in "Other Revenues."
(b) Investments held through unconsolidated equity affiliates and recorded in "Investment in and Advances to Unconsolidated Equity Affiliates" with earnings reflected in "Equity in Earnings of Unconsolidated Equity Affiliates." Amounts represent Enron's interest.
(c) Amounts represent Enron's investment in unconsolidated equity affiliates with earnings reflected in "Equity in Earnings of Unconsolidated Equity Affiliates."

   Through the Enron Wholesale segment, Enron provides capital primarily to energy and communications-related businesses seeking debt or equity financing. The merchant investments made by Enron and carried at fair value include public and private equity, debt, production payments, government securities with maturities of more than 90 days and interests in limited partnerships. The valuation methodologies utilize market values of publicly-traded securities, independent appraisals and cash flow analyses.

   Also included in Enron's wholesale business are investments in merchant assets such as power plants and natural gas pipelines, primarily held through equity method investments. Some of these assets were developed, constructed and operated by Enron. The merchant assets are not expected to be long-term, integrated components of Enron's energy networks.

   From time to time, Enron sells interests in these merchant assets and investments. Some of these sales are completed in securitizations, in which Enron retains certain interests through swaps associated with the underlying assets. Such swaps are adjusted to fair value using quoted market prices, if available, or estimated fair value based on management's best estimate of the present value of future cash flow. These swaps are included in Price Risk Management activities. See Note 3. For the years ended December 31, 1999, 1998 and 1997, respectively, pre-tax gains from sales of merchant assets and investments totaling $756 million, $628 million and $136 million are included in "Other Revenues," and proceeds were $2,217 million, $1,434 million and $339 million.

5  INCOME TAXES

   The components of income before income taxes are as follows:

(In millions)                  1999    1998   1997

United States                $  357   $197     $96
Foreign                         771    681    (81)
                             $1,128   $878     $15

   Total income tax expense (benefit) is summarized as follows:

(In millions)                        1999    1998   1997

Payable currently
  Federal                            $ 29   $ 30   $  29
  State                                 6      8       9
  Foreign                              48     50      46
                                       83     88      84
Payment deferred
  Federal                            (159)   (14)    (39)
  State                                23     11     (42)
  Foreign                             157     90     (93)
                                       21     87    (174)
Total income tax expense (benefit)   $104   $175   $ (90)

   The differences between taxes computed at the U.S. federal statutory tax rate and Enron's effective income tax rate are as follows:

(In millions, except percentages)   1999     1998          1997

Statutory federal income tax
 provision                          35.0%    35.0%     35.0%   $  5
Net state income taxes               1.8      1.7    (140.0)    (21)
Tight gas sands tax credit          (0.5)    (1.4)    (80.0)    (12)
Foreign tax rate differential       (7.0)     0.8      13.3       2
Equity earnings                    (10.1)    (4.3)   (253.3)    (38)
Minority interests                   0.8      0.8     186.7      28
Basis and stock sale differences   (10.8)   (14.2)   (526.7)    (79)
Cash value in life insurance        (0.9)    (1.1)    (46.7)     (7)
Goodwill amortization                1.6      2.0      60.0       9
Audit settlement related to
 Monthly Income Preferred Shares    (1.8)       -         -       -
Other                                1.1      0.7     153.4      23
                                     9.2%    20.0%   (598.3)%  $(90)

   The principal components of Enron's net deferred income tax liability are as follows:

                                            December 31,
(In millions)                              1999      1998

Deferred income tax assets
  Alternative minimum tax credit
   carryforward                           $  220     $  238
  Net operating loss carryforward          1,302        605
  Other                                      188        111
                                           1,710        954
Deferred income tax liabilities
  Depreciation, depletion
   and amortization                        1,807      1,940
  Price risk management activities         1,133        645
  Other                                      782        700
                                           3,722      3,285
Net deferred income tax liabilities(a)    $2,012     $2,331

(a) Includes $118 million and $(26) million in other current liabilities for 1999 and 1998, respectively.

   Enron has an alternative minimum tax (AMT) credit carryforward of approximately $220 million which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carryforward period.

   Enron has a federal consolidated net operating loss carryforward for tax purposes of approximately $2.9 billion, which will begin to expire in 2011. Enron also has a net operating loss carryforward applicable to non-U.S. subsidiaries of approximately $874 million, of which $673 million can be carried forward indefinitely. The remaining $201 million of net operating loss carryfoward will begin to expire in 2002 but is projected to be utilized before its expiration period. The benefits of the domestic and foreign net operating losses have been recognized as deferred tax assets.

   U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted to the U.S. Foreign subsidiaries' cumulative undistributed earnings of approximately $1.2 billion are considered to be indefinitely reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided thereon. In the event of a distribution of those earnings in the form of dividends, Enron may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

6  SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes and interest expense, including fees incurred on sales of accounts receivable, is as follows:

(In millions)                           1999      1998      1997

Income taxes (net of refunds)           $ 51      $ 73      $ 68
Interest (net of amounts capitalized)    678       585       420

   Non-Cash Activity. In December 1999, Enron and a third-party investor each contributed assets valued at approximately $500 million for interests in an Enron-controlled limited partnership.
See Note 8.

   In June 1999, Enron entered into a series of transactions with a third party, LJM Cayman, L.P., which resulted in an exchange of assets. See Note 16.

   During 1999, Enron received the rights to specific third-party fiber optic cable in exchange for the rights on specific fiber optic cable held for sale by Enron. These exchanges resulted in non-cash increases to property, plant and equipment of $111 million.

   During 1999, Enron issued approximately 7.6 million shares of common stock in connection with the acquisition, by an unconsolidated equity affiliate, of interests in three power plants in New Jersey. During 1997, Enron issued common stock in connection with other business acquisitions. See Note 2.

   In December 1998, Enron extinguished its 6.25% Exchangeable
Notes with 10.5 million shares of EOG common stock.

   Additionally, Enron's investment in Jacare has been consolidated effective January 1, 1999 (see Note 2) and Whitewing
Associates, L.P. (Whitewing) and EOG are no longer consolidated by Enron (see Notes 9 and 2).

7  CREDIT FACILITIES AND DEBT

   Enron has credit facilities with domestic and foreign banks which provide for an aggregate of $1.0 billion in long-term committed credit and $1.8 billion in short-term committed credit. Expiration dates of the committed facilities range from April 2000 to November 2001. Interest rates on borrowings are based upon the London Interbank Offered Rate, certificate of deposit rates or other short-term interest rates. Certain credit facilities contain covenants which must be met to borrow funds. Such debt covenants are not anticipated to materially restrict Enron's ability to borrow funds under such facilities. Compensating balances are not required, but Enron is required to pay a commitment or facility fee. At December 31, 1999, no amounts were outstanding under these facilities.

   Enron has also entered into agreements which provide for uncommitted lines of credit totaling $225 million at December 31, 1999. The uncommitted lines have no stated expiration dates. Neither compensating balances nor commitment fees are required, as borrowings under the uncommitted credit lines are available subject to agreement by the participating banks. At December 31, 1999, $125 million was outstanding under the uncommitted lines.

   In addition to borrowing from banks on a short-term basis, Enron and certain of its subsidiaries sell commercial paper to provide financing for various corporate purposes. As of December 31, 1999 and 1998, short-term borrowings of $330 million and $680 million, respectively, have been reclassified as long-term debt based upon the availability of committed credit facilities with expiration dates exceeding one year and management's intent to maintain such amounts in excess of one year subject to overall reductions in debt levels. Similarly, at December 31, 1999 and 1998, $670 million and $541 million, respectively, of long-term debt due within one year remained classified as long-term. Weighted average interest rates on short-term debt outstanding at December 31, 1999 and 1998 were 6.4% and 5.5%, respectively.

   Detailed information on long-term debt is as follows:

                                              December 31,
(In millions)                                1999      1998

Enron Corp.
  Senior debentures
     6.75% to 8.25% due 2005 to 2012        $  318    $  350
  Notes payable
     7.00% exchangeable notes due 2002         239         -
     6.45% to 9.88% due 2001 to 2028         4,209     3,342
     Floating rate notes due 1999 to 2004      329       400
     Other                                      34        38
Northern Natural Gas Company
  Notes payable
     6.75% to 8.00% due 2005 to 2011           500       500
Transwestern Pipeline Company
  Notes payable
     7.55% to 9.20% due 2000 to 2004           142       147
Portland General
  First mortgage bonds
     6.47% to 9.46% due 1999 to 2023           398       502
  Pollution control bonds
     Various rates due 2010 to 2033            200       200
  Other                                        150       160
Enron Oil & Gas Company
  Notes payable various rates due 1999
   to 2028                                       -       780
Other                                          356       302
Amount reclassified from short-term debt       330       680
Unamortized debt discount and premium          (54)      (44)
Total long-term debt                        $7,151    $7,357

   The indenture securing Portland General's First Mortgage Bonds constitutes a direct first mortgage lien on substantially all electric utility property and franchises, other than expressly excepted property.

   The aggregate annual maturities of long-term debt outstanding at December 31, 1999 were $670 million, $569 million, $432 million, $494 million and $493 million for 2000 through 2004, respectively.

8  MINORITY INTERESTS

   Enron's minority interests at December 31, 1999 and 1998 include the following:

(In millions)                               1999     1998

Majority-owned limited partnerships       $1,773    $  750
Jacare Electrical Distribution Trust
 (see Note 2)                                475         -
Enron Oil & Gas Company (see Note 2)           -       596
Whitewing Associates, L.P. (see Note 9)        -       500
Other                                        182       297
                                          $2,430    $2,143

   Enron has formed separate limited partnerships with third-party investors for various purposes. These entities are included in Enron's consolidated financial statements, with the third-party investors' interests reflected in "Minority
Interests" in the Consolidated Balance Sheet.

   During 1999, third-party investors contributed cash and merchant investments totaling $1.0 billion to Enron-sponsored entities to invest in highly liquid investment grade securities (including Enron notes) and short-term receivables. The merchant investments, totaling $500 million, were sold prior to December 31, 1999.

   In 1998, Enron formed a wholly-owned limited partnership for the purpose of holding $1.6 billion of assets contributed by Enron. That partnership contributed $850 million of assets to a second newly-formed limited partnership in exchange for a 53% interest; a third-party investor contributed $750 million in exchange for a 47% interest. The assets held by the wholly-owned limited partnership represent collateral for a $750 million note receivable held by the second limited partnership. In 1999, the wholly-owned and second limited partnerships sold assets valued at approximately $460 million and invested the proceeds in Enron notes.

   Absent certain defaults or other specified events, Enron has the option to acquire the minority holders' interests in these partnerships. If Enron does not acquire the minority holders' interests before December 2004 through May 2009, or earlier upon certain specified events, the entities will liquidate their assets and dissolve.

9  UNCONSOLIDATED EQUITY AFFILIATES

   Enron's investment in and advances to unconsolidated affiliates which are accounted for by the equity method is as follows:

                                               Net
                                            Ownership      December 31,
(In millions)                                Interest    1999        1998

Azurix Corp.                                    34%     $  762      $  918
Citrus Corp.                                    50%        480         455
Companhia Distribuidora de Gas do Rio de
 Janeiro, S.A.                                  25%        118         192
Dabhol Power Company(a)                         60%        466         285
Enron Teesside Operations Limited               50%        129         118
Jacare Electrical Distribution Trust(a)
 (see Note 2)                                   51%          -         447
Joint Energy Development Investments L.P.
 (JEDI)(b)                                      50%        211         356
Joint Energy Development Investments II
 L.P. (JEDI II)(b)                              50%        162          54
SK - Enron Co. Ltd.                             50%        269           -
Transportadora de Gas del Sur S.A.              35%        452         463
Whitewing Associates, L.P.                      50%        662           -
Other                                                    1,325       1,145

                                                        $5,036(c)   $4,433

(a) Accounted for under the equity method based on temporary control.
(b) JEDI and JEDI II account for their investments at fair value.
(c) At December 31, 1999 and 1998, the unamortized excess of Enron's investment in unconsolidated affiliates was $179 million and $203 million, respectively, which is being amortized over the expected lives of the investments.

   Enron's equity in earnings (losses) of unconsolidated equity affiliates is as follows:

(In millions)                                   1999   1998   1997

Citrus Corp.                                    $ 25   $ 23   $ 27
Dabhol Power Company                              30      -      -
Joint Energy Development Investments L.P.         11    (45)    68
Joint Energy Development Investments II, L.P.     92     (4)     -
Transportadora de Gas del Sur S.A.                32     36     45
Other                                            119     87     76
                                                $309   $ 97   $216

   Summarized combined financial information of Enron's unconsolidated affiliates is presented below:

                                          December 31,
(In millions)                           1999         1998

Balance sheet
  Current assets(a)                    $ 3,168      $ 2,309
  Property, plant and equipment, net    14,356       12,640
  Other noncurrent assets                9,459        7,176
  Current liabilities(a)                 4,401        3,501
  Long-term debt(a)                      8,486        7,621
  Other noncurrent liabilities           2,402        2,016
  Owners' equity                        11,694        8,987

(a) Includes $327 million and $196 million receivable from Enron and $84 million and $296 million payable to Enron at December 31, 1999 and 1998, respectively.

         \
 (In millions)                  1999      1998      1997

Income statement(a)
  Operating revenues          $11,568    $8,508   $11,183
  Operating expenses            9,449     7,244    10,246
  Net income                    1,857       142       336
Distributions paid to Enron       482        87       118

(a) Enron recognized revenues from transactions with unconsolidated equity affiliates of $161 million in 1999, $142 million in 1998 and $219 million in 1997.

   In 1998, Enron, through a wholly-owned subsidiary, acquired Wessex Water Plc (Wessex), which provides water supply and wastewater services in southern England, for approximately $2.4 billion. Wessex is held through Azurix Corp. As a result of a financial restructuring in late 1998 and a public offering in 1999, Enron has reduced its ownership in Azurix to 34%.

   In 1997, Enron and a third-party investor contributed approximately $579 million and $500 million, respectively, for interests in Whitewing. Whitewing purchased 250,000 shares of Enron Series A Junior Convertible Preferred Stock (Series A Preferred Stock) from Enron. In March 1999, Whitewing was amended to allow, among other things, control to be shared equally between Enron and the third-party investor. Consequently, Whitewing was deconsolidated by Enron, resulting in an increase in Enron's investment in unconsolidated equity affiliates of approximately $500 million, an increase in preferred stock of $1.0 billion and a decrease in minority interests of $500 million. In September 1999, Enron entered into a series of transactions that resulted in the restructuring of Whitewing, including the exchange of all outstanding shares of Series A Preferred Stock held by Whitewing for 250,000 shares of Enron Mandatorily Convertible Junior Preferred Stock, Series B (Series B Preferred Stock) (see Note 10). In addition, Enron entered into a Share Settlement Agreement under which Enron could be obligated, under certain circumstances, to deliver additional shares of common stock or Series B Preferred Stock to Whitewing for the amount that the market price of the converted Enron common shares is less than $28 per share. The number of shares of Series B Preferred Stock authorized equals the number of shares necessary to satisfy Enron's obligation under the Share Settlement Agreement. Absent certain defaults or other specified events, Enron has the option to acquire the outside investors' interests. If Enron does not acquire the outside investors' interests before January 2003, or earlier upon certain specified events, Whitewing will liquidate its assets and dissolve.

   From time to time, Enron has entered into various administrative service, management, construction, supply and operating agreements with its unconsolidated equity affiliates. Enron's management believes that its existing agreements and transactions are reasonable compared to those which could have been obtained from third parties.

10  PREFERRED STOCK

   Preferred Stock. Following Enron's reincorporation in Oregon on July 1, 1997, Enron has authorized 16,500,000 shares of preferred stock, no par value. At December 31, 1999, Enron had outstanding 1,296,184 shares of Cumulative Second Preferred Convertible Stock (the Convertible Preferred Stock), no par value. The Convertible Preferred Stock pays dividends at an amount equal to the higher of $10.50 per share or the equivalent dividend that would be paid if shares of the Convertible Preferred Stock were converted to common stock. Each share of the Convertible Preferred Stock is convertible at any time at the option of the holder thereof into 27.304 shares of Enron's common stock, subject to certain adjustments. The Convertible Preferred Stock is currently subject to redemption at Enron's option at a price of $100 per share plus accrued dividends. During 1999, 1998 and 1997, 23,664 shares, 17,797 shares and 33,069 shares, respectively, of the Convertible Preferred Stock were converted into common stock.

   In September 1999, Enron entered into a series of transactions that resulted in exchange of all outstanding shares of Series A Preferred Stock held by Whitewing for 250,000 shares of Series B Preferred Stock with a liquidation value of $1.0 billion. The Series B Preferred Stock pays semi-annual cash dividends at an annual rate of 6.50%. Each share of Series B Preferred Stock is mandatorily convertible into 200 shares of Enron common stock on January 15, 2003 or earlier upon the occurrence of certain events. See Note 9.

   In connection with the Elektro and Wessex financings, which yielded proceeds of approximately $1.6 billion (see Notes 2 and 9, respectively), Enron committed to cause the sale of Enron convertible preferred stock, with the number of common shares issuable upon conversion determined based on future common stock prices, if certain debt obligations of the related entities acquiring such interests are defaulted upon, or in certain events, including, among other things, Enron's credit ratings falling below specified levels. If the sale of stock were not sufficient to retire such obligations, Enron would be liable for the shortfall. The obligations will mature in December 2000 and 2001 for Elektro and Wessex, respectively.

   Company-Obligated Preferred Securities of Subsidiaries.
Summarized information for Enron's company-obligated preferred securities of subsidiaries is as follows:

                                                                      Liquidation
(In millions, except per share                       December 31,        Value
 amounts and shares)                                1999      1998     Per Share

Enron Capital LLC
  8% Cumulative Guaranteed Monthly Income
   Preferred Shares (MIPS) (8,550,000 shares)(a)   $  214    $  214    $     25

Enron Capital Trust I
  8.3% Trust Originated Preferred Securities
   (8,000,000 preferred securities)(a)                200       200          25

Enron Capital Trust II
  8 1/8% Trust Originated Preferred Securities
   (6,000,000 preferred securities)(a)                150       150          25

Enron Capital Trust III
  Adjustable-Rate Capital Trust Securities
   (200,000 preferred securities)(b)                  200       200       1,000

Enron Equity Corp.
  8.57% Preferred Stock (880 shares)(a)                88        88     100,000
  7.39% Preferred Stock (150 shares)(a)(c)             15        15     100,000

Enron Capital Resources, L.P.
  9% Cumulative Preferred Securities, Series A
   (3,000,000 preferred securities)(a)                 75        75          25

Other                                                  58        59
                                                   $1,000    $1,001

(a) Redeemable under certain circumstances after specified dates.
(b) Mature in 2046.
(c) Mandatorily redeemable in 2006.

11  COMMON STOCK

   Earnings Per Share. The computation of basic and diluted earnings per share is as follows:

                                           Year Ended December 31,
(In millions, except per share amounts)    1999     1998      1997

Numerator:
  Basic
     Income before cumulative effect
      of accounting changes               $1,024   $  703    $  105
     Preferred stock dividends:
       Second Preferred Stock                (17)     (17)      (17)
       Series A Preferred Stock              (30)       -         -
       Series B Preferred Stock              (19)       -         -
     Income available to common share-
      holders before cumulative effect
      of accounting changes                  958      686        88
     Cumulative effect of accounting
      changes                               (131)       -         -
     Income available to common
      share holders                       $  827   $  686    $   88
  Diluted
     Income available to common share-
      holders before cumulative effect
      of accounting changes               $  958   $  686    $   88
     Effect of assumed conversion of
      dilutive securities:
       Second Preferred Stock(a)              17       17         -
       Series A Preferred Stock(b)             -        -         -
       Series B Preferred Stock(b)             -        -         -
     Income before cumulative effect
      of accounting changes                  975      703        88
     Cumulative effect of accounting
      changes                               (131)       -         -
     Income available to common share-
      holders after assumed conversions   $  844   $  703    $   88
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares           705      642       544
  Effect of dilutive securities:
     Preferred stock(a)                       36       36         -
     Stock options                            28       17        11
  Dilutive potential common shares            64       53        11
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions            769      695       555
Basic earnings per share:
  Before cumulative effect of accounting
   changes                                 $1.36    $1.07     $0.16
  Cumulative effect of accounting changes  (0.19)       -         -
  Basic earnings per share                 $1.17    $1.07     $0.16
Diluted earnings per share
  Before cumulative effect of accounting
   changes                                 $1.27    $1.01     $0.16
  Cumulative effect of accounting changes  (0.17)       -         -

  Diluted earnings per share               $1.10    $1.01     $0.16

(a) For 1997, the dividends and conversion of preferred stock have been excluded from the computation because the conversion is antidilutive.
(b) The Series A Preferred Stock and the Series B Preferred
    Stock were not included in the calculation of diluted earnings per share because conversion of these shares would be antidilutive (see Note 10).

   On July 13, 1999, Enron announced a two-for-one common stock split effective August 13, 1999, to shareholders of record July 23, 1999. All share and per share amounts have been restated to reflect the stock split, and appropriate adjustments have been made in market prices of stock, conversion ratios of shares of convertible preferred stock and exercise price and number of shares subject to stock options. Effective with the stock split, the annual cash dividend rate on the common stock is $0.50 per share.

   Forward Contracts and Options. At December 31, 1999, Enron had forward contracts to purchase 22.6 million shares of Enron Corp. common stock, including approximately 12 million shares with JEDI, at an average price of $41.52 per share. Enron may purchase the shares pursuant to the forward contracts with cash or an equivalent value of Enron common stock until April 2001. Shares potentially deliverable to the counterparty under the contracts are assumed to be outstanding in calculating diluted earnings per share unless they are antidilutive. At December 31, 1999, Enron also had outstanding non-employee options to purchase
6.4 million shares of Enron common stock at an exercise price of $19.59 per share.

   Stock Option Plans.  Enron applies Accounting Principles Board
(APB) Opinion 25 and related interpretations in accounting for its stock option plans. In accordance with APB Opinion 25, no compensation expense has been recognized for the fixed stock option plans. Compensation expense charged against income for the restricted stock plan for 1999, 1998 and 1997 was $131 million, $58 million and $14 million, respectively. Had compensation cost for Enron's stock option compensation plans been determined based on the fair value at the grant dates for awards under those plans, Enron's net income and earnings per share would have been $827 million ($1.08 per share basic, $1.01 per share diluted) in 1999, $674 million ($1.02 per share basic, $0.97 per share diluted) in 1998 and $66 million ($0.09 per share basic, $0.09 per share diluted) in 1997.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for grants in 1999, 1998 and 1997, respectively: (i) dividend yield of 2.4%, 2.5% and 2.5%; (ii) expected volatility of 20.0%, 18.3% and 17.4%; (iii) risk-free interest rates of 5.6%, 5.0% and 5.9%; and (iv) expected lives of
3.7 years, 3.8 years and 3.7 years.

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

   Summarized information for Enron's Plans is as follows:

                              1999                1998                1997
                                  Weighted            Weighted            Weighted
                                  Average             Average             Average
                                  Exercise            Exercise            Exercise
(Shares in thousands)    Shares    Price     Shares    Price     Shares    Price

Outstanding,
 beginning of year       79,604   $19.60     78,858    $17.89    50,952    $16.35
  Granted                35,118    37.49     15,702     24.99    35,316     19.32
  Exercised             (19,705)   18.08    (13,072)    15.70    (4,330)    11.65
  Forfeited              (1,465)   24.51     (1,498)    19.77    (3,028)    17.63
  Expired                   (21)   18.79       (386)    19.76       (52)    17.30
Outstanding,
 end of year             93,531    26.74     79,604     19.60    78,858     17.89
Exercisable,
 end of year             52,803    22.56     45,942    $18.16    42,504    $16.78
Available for grant,
 end of year(a)          24,864              10,498              26,094
Weighted average
 fair value of
 options granted                   $7.24                $4.20               $3.55

(a) Includes up to 22,140,962 shares, 10,497,670 shares and 24,492,080 shares as of December 31, 1999, 1998 and 1997, respectively, which may be issued either as restricted stock or pursuant to stock options.

   The following table summarizes information about stock options outstanding at December 31, 1999 (shares in thousands):

                          Options Outstanding             Options Exercisable
                                 Weighted
                                  Average     Weighted                Weighted
                    Number       Remaining    Average      Number      Average
  Range of        Outstanding   Contractual   Exercise   Exercisable   Exercise
Exercise Prices   at 12/31/99       Life        Price    at 12/31/99     Price

$ 6.58 to $18.03     13,327         3.7        $14.90       13,130      $14.88
 18.38 to  19.94     14,477         5.4         18.90       10,969       18.97
 20.00 to  22.50     20,806         5.1         21.10       14,555       21.17
 23.19 to  28.72     10,687         7.7         26.65        4,480       26.67
 30.03 to  50.48     34,234         7.3         38.12        9,669       37.24
                     93,531         6.1        $26.74       52,803      $22.56

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

(Shares in thousands)               1999      1998      1997

Outstanding, beginning of year      6,034     5,074     1,650
  Granted                           2,672     2,122     4,176
  Released to participants         (1,702)   (1,064)     (642)
  Forfeited                          (223)      (98)     (110)
Outstanding, end of year            6,781     6,034     5,074
Available for grant, end of year   22,141    10,498    24,492
Weighted average fair value of
 restricted stock granted          $37.38    $23.70    $19.13

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

   Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Enron Plan. All shares included in the ESOP have been allocated to the employee accounts. At December 31, 1999 and 1998, 17,241,731 shares and 21,838,100 shares, respectively, of Enron common stock were held by the ESOP, a portion of which may be used to offset benefits under the Enron Plan.

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

   The following table sets forth information related to changes in the benefit obligations, changes in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to Enron's pension and other postretirement plans:

                                            Pension Benefits   Other Benefits
(In millions)                                  1999   1998       1999  1998

Change in benefit obligation
  Benefit obligation, beginning of year        $687   $617      $134   $148
  Service cost                                   32     27         2      2
  Interest cost                                  49     44         9      9
  Plan participants' contributions                -      -         3      3
  Plan amendments                                 6      -         -      3
  Actuarial loss (gain)                         (51)    26       (12)   (16)
  Acquisitions and divestitures                  36      -         -      -
  Effect of curtailment and settlements(a)       (8)     -         -      -
  Benefits paid                                 (43)   (27)      (16)   (15)
Benefit obligation, end of year                $708   $687      $120   $134

Change in plan assets
  Fair value of plan assets, beginning
   of year(b)                                  $774   $727      $ 60   $ 54
  Actual return on plan assets                   80     41         7      3
  Acquisitions and divestitures                  37      -         -      -
  Employer contribution                           5     33         6      8
  Plan participants' contributions                -      -         3      3
  Benefits paid                                 (43)   (27)       (8)    (8)
Fair value of plan assets, end of year(b)      $853   $774      $ 68   $ 60

Reconciliation of funded status, end of year
  Funded status, end of year                   $145   $ 87      $(52)  $(74)
  Unrecognized transition obligation (asset)    (13)   (18)       48     58
  Unrecognized prior service cost                32     33        14     17
  Unrecognized net actuarial loss (gain)         11     79       (29)   (10)
Prepaid (accrued) benefit cost                 $175   $181      $(19)  $ (9)

Weighted-average assumptions at December 31
  Discount rate                                7.75%  6.75%     7.75%  6.75%
  Expected return on plan assets (pre-tax)      (c)    (c)       (d)    (d)
  Rate of compensation increase                 (e)    (e)       (e)    (e)

Components of net periodic benefit cost
  Service cost                                 $ 32   $ 27      $  2   $  2
  Interest cost                                  49     44         9      9
  Expected return on plan assets                (70)   (63)       (4)    (3)
  Amortization of transition obligation
   (asset)                                       (6)    (6)        4      4
  Amortization of prior service cost              5      5         1      1
  Recognized net actuarial loss (gain)            3      2         -      -
  Effect of curtailment and settlements(a)       (6)     -         6      -
Net periodic benefit cost                      $  7   $  9      $ 18   $ 13

(a) Represents one-time nonrecurring events associated with the exchange and sale of EOG (see Note 2) and with certain employees ceasing participation in the Portland General Plan as a result of union negotiations.
(b) Includes plan assets of the ESOP of $121 million and $139 million at December 31, 1999 and 1998, respectively.
(c) Long-term rate of return on assets is assumed to be 10.5% for the Enron Plan and 9.0% for the Portland General Plan.
(d) Long-term rate of return on assets is assumed to be 7.5% for the Enron assets and 9.5% for the Portland General assets.
(e) Rate of compensation increase is assumed to be 4.0% for the Enron Plan and 4.0% to 9.5% for the Portland General Plan.

   Included in the above amounts are the unfunded obligations for the supplemental executive retirement plans. At December 31, 1999 and 1998, respectively, the projected benefit obligation for these unfunded plans was $56 million and $57 million and the fair value of assets was $1 million and $2 million.

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

  For measurement purposes, 6% and 10% annual rates of increase in the per capita cost of covered health care benefits were assumed in 2000 for the Enron and Portland General postretirement plans, respectively. The rates were assumed to decrease to 5% by 2001 and 2010 for the Enron and Portland General postretirement plans, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                    1-Percentage     1-Percentage
(In millions)                      Point Increase   Point Decrease

Effect on total of service and
 interest cost components               $0.4            $(0.3)
Effect on postretirement benefit
 obligation                             $5.2            $(4.7)

   Additionally, certain Enron subsidiaries maintain various incentive based compensation plans for which participants may receive a combination of cash or stock options of the subsidiaries, based upon the achievement of certain performance goals.

13  RATES AND REGULATORY ISSUES

   Rates and regulatory issues related to certain of Enron's natural gas pipelines and its electric utility operations are subject to final determination by various regulatory agencies. The domestic interstate pipeline operations are regulated by the Federal Energy Regulatory Commission (FERC) and the electric utility operations are regulated by the FERC and the Oregon Public Utility Commission (OPUC). As a result, these operations are subject to the provisions of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation," which recognizes the economic effects of regulation and, accordingly, Enron has recorded regulatory assets and liabilities related to such operations.

   The regulated pipelines operations' net regulatory assets were $250 million and $241 million at December 31, 1999 and 1998, respectively, and are expected to be recovered over varying time periods.

   The electric utility operations' net regulatory assets were $494 million at December 31, 1999 and 1998. Based on rates in place at December 31, 1999, Enron estimates that it will collect substantially all of its regulatory assets within the next 12 years.

   Pipeline Operations. On May 1, 1998, Northern Natural Gas Company (Northern) filed a general rate case proceeding with the FERC which fulfilled a commitment made in a previous settlement. The FERC accepted the rate case for filing and suspended the filed rates. Northern implemented the filed rates effective November 1, 1998, subject to refund. An uncontested Stipulation and Agreement of Settlement (Settlement) was filed with the Commission on April 16, 1999 and an order approving the Settlement was issued by the Commission on June 18, 1999. Northern issued refunds on September 1, 1999. Northern effectuated new rates, which reflected seasonality, on November 1, 1999.

   On November 1, 1999, Transwestern Pipeline Company implemented a rate escalation of settled transportation rates in accordance with its May 1995 global settlement, as amended in May 1996.

   Electric Utility Operations. PGE is a 67.5% owner of the Trojan Nuclear Plant (Trojan). In March 1995, the OPUC issued an order authorizing PGE to recover all of the estimated costs of decommissioning Trojan and 87% of its remaining investment in the plant. At December 31, 1999, PGE's regulatory asset related to recovery of Trojan costs from customers was $398 million.
Amounts are to be collected over Trojan's original license period ending in 2011. An effort is being made to negate new legislation allowing PGE's recovery of a return on its undepreciated investment in Trojan, and a referendum will appear on the November 2000 ballot. See Note 14.

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

   Trojan Investment Recovery. In early 1993, PGE ceased commercial operation of Trojan. In April 1996 a circuit court judge in Marion County, Oregon, found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's March 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and was stayed pending the appeal of the OPUC's March 1995 order. Both PGE and the OPUC have separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals. On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

   PGE and the OPUC each filed petitions for review with the Oregon Supreme Court. On August 26, 1998, the Utility Reform Project filed a petition for review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan. On April 29, 1999, the Oregon Supreme Court accepted the petitions for review. On June 16, 1999, Oregon House Bill 3220 authorizing the OPUC to allow recovery of a return on the undepreciated investment in property retired from service was signed. One of the effects of the bill is to affirm retroactively the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in the Trojan generating facility.

   Relying on the new legislation, on July 2, 1999, PGE requested the Oregon Supreme Court to vacate the June 24, 1998, adverse ruling of the Oregon Court of Appeals, affirm the validity of the OPUC's order allowing PGE to recover a return on its undepreciated investment in Trojan and to reverse its decision accepting the Utility Reform Project's petition for review. The Utility Reform Project and the Citizens Utility Board, another party to the proceeding, opposed such request and submitted to the Oregon Secretary of State sufficient signatures in support of placing a referendum to negate the new legislation on the November 2000 ballot. The Oregon Supreme Court has indicated it will defer hearing the matter until after the November 2000 elections. Enron cannot predict the outcome of these actions. Additionally, due to uncertainties in the regulatory process, management cannot predict, with certainty, what ultimate rate-making action the OPUC will take regarding PGE's recovery of a rate of return on its Trojan investment. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

15  COMMITMENTS

   Firm Transportation Obligations. Enron has firm transportation agreements with various joint venture pipelines. Under these agreements, Enron must make specified minimum payments each month. At December 31, 1999, the estimated aggregate amounts of such required future payments were $65 million, $68 million, $69 million, $70 million and $74 million for 2000 through 2004, respectively, and $515 million for later years.

   The costs recognized under firm transportation agreements, including commodity charges on actual quantities shipped, totaled $55 million, $30 million and $27 million in 1999, 1998 and 1997, respectively. Enron has assigned firm transportation contracts with two of its joint ventures to third parties and guaranteed minimum payments under the contracts averaging approximately $36 million annually through 2001 and $3 million in 2002.

   Other Commitments. Enron leases property, operating facilities and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Future commitments related to these items at December 31, 1999 were $266 million, $88 million, $78 million, $53 million and $48 million for 2000 through 2004, respectively, and $370 million for later years. Guarantees under the leases total $715 million at December 31, 1999.

   Total rent expense incurred during 1999, 1998 and 1997 was $143 million, $147 million and $156 million, respectively.

   In November 1999, a subsidiary of Enron made a contribution leaseback of assets in return for a preferred interest in an unconsolidated equity affiliate of Enron. As a result of this transaction, Enron has net future obligations of $5 million each year for 2000 through 2004 and $49 million thereafter.

   Enron guarantees the performance of certain of its unconsolidated equity affiliates in connection with letters of credit issued on behalf of those entities. At December 31, 1999, a total of $303 million of such guarantees were outstanding, including $144 million on behalf of EOTT. In addition, Enron is a guarantor on certain liabilities of unconsolidated equity affiliates and other companies totaling approximately $1,501 million at December 31, 1999, including $427 million related to EOTT trade obligations. The EOTT letters of credit and guarantees of trade obligations are secured by the assets of EOTT. Enron has also guaranteed $420 million in lease obligations for which it has been indemnified by an "Investment Grade" company. Management does not consider it likely that Enron would be required to perform or otherwise incur any losses associated with the above guarantees. In addition, certain commitments have been made related to capital expenditures and equity investments planned in 2000.

16  RELATED PARTY TRANSACTIONS

   In June 1999, Enron entered into a series of transactions involving a third party and LJM Cayman, L.P. (LJM). LJM is a private investment company which engages in acquiring or investing in primarily energy-related investments. A senior officer of Enron is the managing member of LJM's general partner. The effect of the transactions was (i) Enron and the third-party amended certain forward contracts to purchase shares of Enron common stock, resulting in Enron having forward contracts to purchase Enron common shares at the market price on that day,
(ii) LJM received 6.8 million shares of Enron common stock subject to certain restrictions and (iii) Enron received a note receivable and certain financial instruments hedging an investment held by Enron. Enron recorded the assets received and equity issued at estimated fair value. In connection with the transactions, LJM agreed that the Enron officer would have no pecuniary interest in such Enron common shares and would be restricted from voting on matters related to such shares. LJM repaid the note receivable in December 1999.

   LJM2 Co-Investment, L.P. (LJM2) was formed in December 1999 as a private investment company which engages in acquiring or investing in primarily energy-related or communications-related businesses. In the fourth quarter of 1999, LJM2, which has the same general partner as LJM, acquired, directly or indirectly, approximately $360 million of merchant assets and investments from Enron, on which Enron recognized pre-tax gains of approximately $16 million. In December 1999, LJM2 entered into an agreement to acquire Enron's interests in an unconsolidated equity affiliate for approximately $34 million. Additionally, LJM acquired other assets from Enron for $11 million.

   At December 31, 1999, JEDI held approximately 12 million shares of Enron Corp. common stock. The value of the Enron Corp. common stock has been hedged. In addition, an officer of Enron has invested in the limited partner of JEDI and from time to time acts as agent on behalf of the limited partner's management.

   In 1999, Whitewing acquired approximately $192 million of merchant assets from Enron. Enron recognized no gains or losses in connection with these transactions.

   Management believes that the terms of the transactions with related parties are representative of terms that would be negotiated with unrelated third parties.

17  ASSET IMPAIRMENT

   Continued significant changes in state and federal rules regarding the use of MTBE as a gasoline additive have significantly impacted Enron's view of the future prospects for this business. As a result, Enron completed a reevaluation of its position and strategy with respect to its operated MTBE assets which resulted in (i) the purchase of certain previously-leased MTBE related assets, under provisions within the lease, in order to facilitate future actions, including the potential disposal of such assets and (ii) a review of all MTBE-related assets for impairment considering the recent adverse changes and their impact on recoverability. Based on this review and disposal discussions with market participants, in September 1999, Enron recorded a $441 million pre-tax charge for the impairment of its MTBE-related assets.

18  ACCOUNTING PRONOUNCEMENTS

   Cumulative Effect of Accounting Changes. In the first quarter of 1999, Enron recorded an after-tax charge of $131 million to reflect the initial adoption (as of January 1, 1999) of two new accounting pronouncements. In 1998, the AICPA issued Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," which requires that costs for all start-up activities and organization costs be expensed as incurred and not capitalized in certain instances, as had previously been allowed. Also in 1998, the Emerging Issues Task Force reached consensus on Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities," requiring energy trading contracts, including energy transportation contracts, to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The first quarter 1999 charge was primarily related to the adoption of SOP 98-5.

   Recently Issued Accounting Pronouncements. In 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting.

   In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Enron does not plan to early adopt SFAS No. 133. Enron believes that SFAS No. 133 will not have a material impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical based contracts.

19  QUARTERLY FINANCIAL DATA (Unaudited)

   Summarized quarterly financial data is as follows:

(In millions, except      First    Second     Third    Fourth    Total
 per share amounts)      Quarter   Quarter   Quarter   Quarter   Year(a)

1999
Revenues                 $7,632    $9,672    $11,835   $10,973   $40,112
Income before interest,
 minority interests and
 income taxes               533       469        520       473     1,995
Net income                  122       222        290       259       893
Earnings per share:
  Basic                  $ 0.17    $ 0.29    $  0.38   $  0.33   $  1.17
  Diluted                  0.16      0.27       0.35      0.31      1.10

1998
Revenues                 $5,682    $6,557    $11,320   $ 7,701   $31,260
Income before interest,
 minority interests and
 income taxes               471       345        405       361     1,582
Net income                  214       145        168       176       703
Earnings per share:
  Basic                  $ 0.34    $ 0.22    $  0.25   $  0.26   $  1.07
  Diluted                  0.32      0.21       0.24      0.25      1.01

(a) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

20  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Enron's chief operating decision-making group is the Office of the Chairman, which consists of the Chairman, President and Vice Chairman.

   Enron's chief operating decision-making group evaluates performance and allocates resources based on income before interest, minority interests and income taxes (IBIT) as well as on net income. However, interest on corporate debt is primarily maintained at Corporate and is not allocated to the segments. Therefore, management believes that IBIT is the dominant measurement of segment profits consistent with Enron's consolidated financial statements. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in Note 1.

   Enron has divided its operations into the following reportable segments, based on similarities in economic characteristics, products and services, types of customers, methods of distributions and regulatory environment.

   Transportation and Distribution - Regulated industries.
Interstate transmission of natural gas. Management and operation of pipelines. Electric utility operations.

   Wholesale Energy Operations and Services - Energy commodity sales and services, risk management products and financial services to wholesale customers. Development, acquisition and operation of power plants, natural gas pipelines and other energy-related and communications assets including broadband services.

   Retail Energy Services - Sales of natural gas and electricity directly to end-use customers, particularly in the commercial and industrial sectors, including the outsourcing of energy-related activities.

   Exploration and Production - Natural gas and crude oil exploration and production primarily in the United States, Canada, Trinidad and India until August 16, 1999. See Note 2.

   Corporate and Other - Includes operation of water and renewable energy businesses as well as clean fuels plants.

   Financial information by geographic and business segment follows for each of the three years in the period ended December
31, 1999.

Geographic Segments
                                  Year Ended December 31,
(In millions)                     1999      1998      1997

Operating revenues from
 unaffiliated customers
  United States                  $30,176   $25,247   $17,328
  Foreign                          9,936     6,013     2,945
                                 $40,112   $31,260   $20,273
Income (loss) before interest,
 minority interests and income
 taxes
  United States                  $ 1,273   $ 1,008   $   601
  Foreign                            722       574      (36)
                                 $ 1,995   $ 1,582   $   565
Long-lived assets
  United States                  $ 8,286   $ 9,382   $ 8,425
  Foreign                          2,395     1,275       745
                                 $10,681   $10,657   $ 9,170

Business Segments
                                                    Wholesale
                                   Transportation     Energy       Retail    Exploration    Corporate
                                         and        Operations     Energy        and           and
(In millions)                       Distribution   and Services   Services   Production(c)   Other(d)    Total

1999
Unaffiliated revenues(a)               $2,013         $35,501      $1,518      $  429         $  651    $40,112
Intersegment revenues(b)                   19             786         289          97         (1,191)         -
  Total revenues                        2,032          36,287       1,807         526           (540)    40,112
Depreciation, depletion and
 amortization                             246             294          29         213             88        870
Operating income (loss)                   551             889         (81)         66           (623)       802
Equity in earnings of
 unconsolidated equity affiliates          50             237           -           -             22        309
Gains on sales of assets
 and investments                           19              11           -           -            511        541
Interest income                            20             126           5           -             11        162
Other income, net                          45              54           8          (1)            75        181
Income (loss) before interest,
 minority interests and
 income taxes                             685           1,317         (68)         65             (4)     1,995
Capital expenditures                      316           1,216          64         226            541      2,363
Identifiable assets                     7,148          18,501         956           -          1,740     28,345
Investments in and advances to
 unconsolidated equity affiliates         811           2,684           -           -          1,541      5,036
  Total assets                         $7,959         $21,185      $  956      $    -         $3,281    $33,381
1998
Unaffiliated revenues(a)               $1,833         $27,220      $1,072      $  750         $  385    $31,260
Intersegment revenues(b)                   16             505           -         134           (655)         -
  Total revenues                        1,849          27,725       1,072         884           (270)    31,260
Depreciation, depletion and
 amortization                             253             195          31         315             33        827
Operating income (loss)                   562             880        (124)        133            (73)     1,378
Equity in earnings of
 unconsolidated equity affiliates          33              42          (2)          -             24         97
Gains on sales of assets
 and investments                           31               4           -           -             21         56
Interest income                             9              67           -           1             11         88
Other income, net                           2             (25)          7          (6)           (15)       (37)
Income (loss) before interest,
 minority interests and
 income taxes                             637             968        (119)        128            (32)     1,582
Capital expenditures                      310             706          75         690            124      1,905
Identifiable assets                     6,955          12,205         747       3,001          2,009     24,917
Investments in and advances to
 unconsolidated equity affiliates         661           2,632           -           -          1,140      4,433
  Total assets                         $7,616         $14,837      $  747      $3,001         $3,149    $29,350
1997
Unaffiliated revenues(a)               $1,402         $17,344      $  683      $  789         $   55    $20,273
Intersegment revenues(b)                   14             678           2         108           (802)         -
  Total revenues                        1,416          18,022         685         897           (747)    20,273
Depreciation, depletion and
 amortization                             160             133           7         278             22        600
Operating income (loss)                   398             376        (105)        185           (839)        15
Equity in earnings of
 unconsolidated equity affiliates          40             172          (1)          -              5        216
Gains on sales of assets
 and investments                          120              (1)          -           -             67        186
Interest income                             8              57           -           1              4         70
Other income, net                          14              50          (1)         (3)            18         78
Income (loss) before interest,
 minority interests and
 income taxes                             580             654        (107)        183           (745)       565
Capital expenditures                      337             318          36         626             75      1,392
Identifiable assets                     7,115           8,661         322       2,668          1,130     19,896
Investments in and advances to
 unconsolidated equity affiliates         521           1,932           -           -            203      2,656
  Total assets                         $7,636         $10,593      $  322    $2,668           $1,333    $22,552

(a) Unaffiliated revenues include sales to unconsolidated equity affiliates.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) Reflects results through August 16, 1999.  See Note 2.
(d) Includes consolidating eliminations.

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2000.

                              ENRON CORP.
                              (Registrant)



                              By:  RICHARD A. CAUSEY
                                   (Richard A. Causey)
                                   Executive Vice President
                                   and Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below on March 28, 2000 by the following persons on behalf of the Registrant and in the capacities indicated.


       Signature                  Title

     KENNETH L. LAY           Chairman of the Board, Chief
    (Kenneth L. Lay)          Executive Officer and Director
                              (Principal Executive Officer)

     RICHARD A. CAUSEY        Executive Vice President and
    (Richard A. Causey)       Chief Accounting Officer
                              (Principal Accounting Officer)

     ANDREW S. FASTOW         Executive Vice President and
    (Andrew S. Fastow)        Chief Financial Officer
                              (Principal Financial Officer)

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

     WENDY L. GRAMM*          Director
    (Wendy L. Gramm)

    KEN L. HARRISON*          Director
   (Ken L. Harrison)

    ROBERT K. JAEDICKE*       Director
   (Robert K. Jaedicke)

   CHARLES A. LeMAISTRE*      Director
  (Charles A. LeMaistre)

 REBECCA MARK-JUSBASCHE*      Director
(Rebecca Mark-Jusbasche)

    JOHN MENDELSOHN*          Director
   (John Mendelsohn)

     JEROME J. MEYER*         Director
    (Jerome J. Meyer)

  PAULO V. FERRAZ PEREIRA*    Director
 (Paulo V. Ferraz Pereira)

     FRANK SAVAGE*            Director
    (Frank Savage)

    JEFFREY K. SKILLING*      Director and President and
   (Jeffrey K. Skilling)      Chief Operating Officer

     JOHN A. URQUHART*        Director
    (John A. Urquhart)

      JOHN WAKEHAM*           Director
     (John Wakeham)

   HERBERT S. WINOKUR, JR.*   Director
  (Herbert S. Winokur, Jr.)





*By:  REBECCA C. CARTER
     (Rebecca C. Carter)
(Attorney-in-fact for persons indicated)

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of Enron Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Enron Corp. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 13, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.





Arthur Andersen LLP

Houston, Texas
March 13, 2000

                                                                SCHEDULE II

                       ENRON CORP. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                               (In Millions)

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

1999
Reserves deducted from
 assets from price risk
 management activities             $325         $185        $ 19          $192              $337

Reserves for regulatory issues      247           35          23           104               201

Other reserves(a)                    49           27           9            37                48

1998
Reserves deducted from
 assets from price risk
 management activities             $282         $141        $  -          $ 98              $325

Reserves for regulatory issues      262           15          27            57               247

Other reserves(a)                    45           20           1            17                49

1997
Reserves deducted from
 assets from price risk
 management activities             $249         $ 50        $  6          $ 23              $282

Reserves for regulatory issues        8           28         249            23               262

Other reserves(a)                    35           13           3             6                45

(a) Consists of allowance for doubtful accounts and reserve for insurance claims and losses.