Form 10-Q
period 2000-03-31
ENRON CORP/OR/
filed 2000-05-15
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000



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

            Class               Outstanding at April 30, 2000

  Common Stock, No Par Value        732,044,320 shares





                          1 of 27

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Condensed Income Statement - Three
         Months Ended March 31, 2000 and 1999                  3
        Consolidated Balance Sheet - March 31, 2000
         and December 31, 1999                                 4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 2000 and 1999                  6
        Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     15


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  26

   ITEM 6. Exhibits and Reports on Form 8-K                   26

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)


                                                      Three Months Ended
                                                            March 31,
                                                        2000        1999

Revenues                                              $13,145      $7,632
Costs and Expenses
  Cost of gas, electricity and other products          11,888       6,300
  Operating expenses                                      747         670
  Depreciation, depletion and amortization                172         215
  Taxes, other than income taxes                           66          62
                                                       12,873       7,247
Operating Income                                          272         385
Other Income and Deductions
  Equity in earnings of unconsolidated affiliates         264          68
  Gains on sales of assets and investments                 18          12
  Other income, net                                        70          68
Income before Interest, Minority Interests
 and Income Taxes                                         624         533
Interest and Related Charges, net                         161         175
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                                18          19
Minority Interests                                         35          33
Income Taxes                                               72          53
Net Income Before Cumulative Effect of
 Accounting Changes                                       338         253
Cumulative Effect of Accounting Changes,
 net of tax                                                 -        (131)
Net Income                                                338         122
Preferred Stock Dividends                                  20           4

Earnings on Common Stock                              $   318      $  118

Earnings per Share of Common Stock
  Basic
     Before Cumulative Effect of Accounting Changes   $  0.44     $ 0.36
     Cumulative Effect of Accounting Changes                -      (0.19)
     Basic Earnings per Share                         $  0.44     $ 0.17

  Diluted
     Before Cumulative Effect of Accounting Changes   $  0.40     $ 0.34
     Cumulative Effect of Accounting Changes                -      (0.18)
     Diluted Earnings per Share                       $  0.40     $ 0.16

Average Number of Common Shares Used in Computation
  Basic                                                   723        683
  Diluted                                                 852        745

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                     March 31,  December 31,
                                                       2000        1999

ASSETS

Current Assets
  Cash and cash equivalents                          $   466     $   288
  Trade receivables (net of allowance for doubtful
   accounts of $35 and $40, respectively)              3,899       3,030
  Other receivables                                      453         518
  Assets from price risk management activities         3,139       2,205
  Inventories                                            437         598
  Other                                                  939         616
     Total Current Assets                              9,333       7,255

Investments and Other Assets
  Investments in and advances to unconsolidated
   equity affiliates                                   6,020       5,036
  Assets from price risk management activities         3,428       2,929
  Goodwill                                             2,905       2,799
  Other                                                5,101       4,681
     Total Investments and Other Assets               17,454      15,445

Property, Plant and Equipment, at cost
  Natural gas transmission                             6,935       6,948
  Electric generation and distribution                 3,640       3,552
  Construction in progress                             1,409       1,491
  Oil and gas, successful efforts method                 705         690
  Other                                                1,323       1,231
                                                      14,012      13,912
  Less accumulated depreciation, depletion
   and amortization                                    3,315       3,231
     Property, Plant and Equipment, net               10,697      10,681

Total Assets                                         $37,484     $33,381

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                     March 31,   December 31,
                                                        2000         1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                    $ 2,914      $2,154
  Liabilities from price risk management
   activities                                           2,697       1,836
  Short-term debt                                       1,884       1,001
  Other                                                 1,695       1,768
     Total Current Liabilities                          9,190       6,759

Long-Term Debt                                          8,288       7,151

Deferred Credits and Other Liabilities
  Deferred income taxes                                 1,791       1,894
  Liabilities from price risk management
   activities                                           3,510       2,990
  Other                                                 1,594       1,587
     Total Deferred Credits and Other Liabilities       6,895       6,471

Minority Interests                                      1,872       2,430

Company-Obligated Preferred Securities
 of Subsidiaries                                        1,099       1,000

Shareholders' Equity
  Second preferred stock, cumulative, no par value        129         130
  Manditorily Convertible Junior Preferred
   Stock, Series B, no par value                        1,000       1,000
  Common stock, no par value                            7,041       6,637
  Retained earnings                                     2,922       2,698
  Accumulated other comprehensive income                 (756)       (741)
  Common stock held in treasury                           (16)        (49)
  Restricted stock and other                             (180)       (105)
     Total Shareholders' Equity                        10,140       9,570

Total Liabilities and Shareholders' Equity            $37,484     $33,381

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                         Three Months Ended
                                                              March 31,
                                                          2000        1999

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                            $   338     $   122
  Cumulative effect of accounting changes, net of tax         -         131
  Depreciation, depletion and amortization                  172         215
  Deferred income taxes                                      30           2
  Equity in earnings of unconsolidated affiliates          (264)        (68)
  Gains on sales of assets and investments                  (18)        (12)
  Changes in components of working capital                 (313)       (556)
  Net assets from price risk management activities          (52)       (518)
  Merchant assets and investments:
     Realized gains on sales                                (31)        (22)
     Proceeds from sales                                    199          26
     Additions and unrealized gains                        (517)       (135)
  Other operating activities                                 (1)        155
Net Cash Used in Operating Activities                      (457)       (660)
Cash Flows From Investing Activities
  Capital expenditures                                     (496)       (519)
  Equity investments                                       (316)       (409)
  Proceeds from sales of investments and other assets        17          43
  Acquisition of subsidiary stock                          (619)          -
  Business acquisitions, net of cash acquired               (10)        (38)
  Other investing activities                                (69)       (207)
Net Cash Used in Investing Activities                    (1,493)     (1,130)
Cash Flows From Financing Activities
  Issuance of long-term debt                              1,361         114
  Repayment of long-term debt                              (393)        (68)
  Net increase in short-term borrowings                     962       1,119
  Issuance of common stock                                  179         839
  Issuance of preferred securities of subsidiaries          105           -
  Dividends paid                                           (156)       (113)
  Net disposition of treasury stock                          70         119
  Other financing activities                                  -         (35)
Net Cash Provided by Financing Activities                 2,128       1,975
Increase in Cash and Cash Equivalents                       178         185
Cash and Cash Equivalents, Beginning of Period              288         111
Cash and Cash Equivalents, End of Period                $   466     $   296

Changes in Components of Working Capital
  Receivables                                           $ (824)     $  (549)
  Inventories                                              156           56
  Payables                                                 732          159
      Other                                               (377)        (222)
     Total                                              $ (313)     $  (556)

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron's Annual Report on Form 10-K for the year ended December 31, 1999 (Form 10-K).

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

   Certain reclassifications have been made in the 1999 amounts to conform with the 2000 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. The businesses of Enron are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for both the first quarter of 2000 and 1999 was $11 million. Cash paid for interest for the same periods, net of amounts capitalized, was $164 million and $185 million, respectively.

   Non-Cash Activity. In the first quarter of 2000, Enron and LJM Cayman, L.P. (LJM), a related party, entered into an agreement which resulted in an exchange of assets. See Note 7.

3.  LITIGATION AND OTHER CONTINGENCIES

   Enron is a party to various claims and litigation, the significant items of which are discussed below. Although no assurances can be given, Enron believes, based on its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on Enron's financial position or its results of operations.
   Litigation. In 1995, several parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas, against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that the Enron Defendants violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The trial court certified a class action with respect to ratability claims. On March 9, 2000, the Texas Supreme Court ruled that the trial court's class certification was improper and remanded the case to the trial court. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

   Trojan Investment Recovery. In early 1993, PGE ceased commercial operation of Trojan. In April 1996 a circuit court judge in Marion County, Oregon, found that the OPUC could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's March 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and was stayed pending the appeal of the OPUC's March 1995 order. Both PGE and the OPUC separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals. On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in the Trojan generating facility. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

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

4. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                              Three Months Ended
                                                   March 31,
                                                 2000    1999

Numerator:
  Basic
     Income before cumulative effect of
      accounting changes                        $ 338   $ 253
     Preferred stock dividends:
       Second Preferred Stock                      (4)     (4)
       Series B Preferred Stock                   (16)      -
     Income available to common shareholders
      before cumulative effect of accounting
      changes                                     318     249
     Cumulative effect of accounting changes        -    (131)
     Income available to common shareholders    $ 318   $ 118
  Diluted
     Income available to common shareholders
      before cumulative effect of accounting
      changes                                   $ 318   $ 249
     Effect of assumed conversion of
      dilutive securities:
       Second Preferred Stock                       4       4
       Series B Preferred Stock                    16       -
     Income before cumulative effect of
      accounting changes                          338     253
     Cumulative effect of accounting changes        -    (131)
     Income available to common shareholders
      after assumed conversion                  $ 338   $ 122

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares                723     683
  Effect of dilutive securities:
     Preferred stock:
       Second Preferred Stock                      35      36
       Series B Preferred Stock                    50       -
     Stock options                                 44      26
  Dilutive potential common shares                129      62
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                 852     745

Basic earnings per share:
  Before cumulative effect of
   accounting changes                           $0.44   $0.36
  Cumulative effect of accounting changes           -   (0.19)
  Basic earnings per share                      $0.44   $0.17

Diluted earnings per share:
  Before cumulative effect of
   accounting changes                           $0.40   $0.34
  Cumulative effect of accounting changes           -   (0.18)
  Diluted earnings per share                    $0.40   $0.16

5. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                             First Quarter
                                             2000      1999

Net income                                  $ 338     $ 122
Other comprehensive income:
  Foreign currency translation adjustment      (2)     (549)
  Change in value of available-for-sale
   investments                                (13)        -
Total comprehensive income (loss)           $ 323     $(427)

6. BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Office of the Chairman, which serves as the chief operating decision making group.

   In the first quarter of 2000, Enron's communications business is being managed as a separate operating segment named Broadband Services and therefore, based on criteria set by Statement of Financial Accounting Standards No. 131,
"Disclosures about Segments of an Enterprise and Related
Information," is reported separately.

   Enron's broadband services business includes the construction and management of the Enron Intelligent
Network, a nationwide fiber optic network, the marketing and management of bandwidth and the delivery of high-bandwidth media rich content such as video streaming, high capacity data transport and video conferencing.

                                                Wholesale
                              Transportation      Energy       Retail                Corporate
                                   and          Operations     Energy    Broadband      and
(In Millions)                  Distribution    and Services   Services   Services    Other(c)    Total
Three Months Ended
 March 31, 2000

Unaffiliated revenues(a)         $  599          $11,847       $  603     $   59      $   37    $13,145
Intersegment revenues(b)              4              154           39          -        (197)         -
  Total revenues                 $  603          $12,001       $  642     $   59      $ (160)   $13,145
Income (loss) before interest,
 minority interests and
 income taxes                    $  233          $   419       $   16     $    -      $  (44)   $   624

                                                Wholesale
                              Transportation      Energy       Retail    Exploration     Corporate
                                   and          Operations     Energy        and            and
(In Millions)                  Distribution    and Services   Services   Production(d)    Other(c)    Total
Three Months Ended
 March 31, 1999

Unaffiliated revenues(a)         $  477          $ 6,516       $  363     $  149          $  127    $ 7,632
Intersegment revenues(b)              4               79            7         54            (144)         -
  Total revenues                 $  481          $ 6,595       $  370     $  203          $  (17)   $ 7,632
Income (loss) before interest,
 minority interests and
 income taxes                    $  218          $   320       $  (31)    $   12          $   14    $   533

(a) Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) Includes consolidating eliminations.
(d) Reflects results through August 16, 1999, when Enron completed the exchange and sale of shares in Enron Oil & Gas Company (EOG).

   Total assets by segment are as follows (in millions):

                                   March 31,  December 31,
                                     2000        1999

Transportation and Distribution    $ 7,984      $ 7,959
Wholesale Energy Operations
 and Services                       24,416       20,674
Retail Energy Services               1,134          956
Broadband Services                     687          511
Corporate and Other                  3,263        3,281
   Total Assets                    $37,484      $33,381

7.   RELATED PARTY TRANSACTION

   During the first quarter of 2000, Enron and LJM, through a wholly-owned subsidiary, entered into an agreement. A senior officer of Enron is the managing member of LJM's general partner. The agreement resulted in (i) the termination of certain financial instruments hedging an investment held by Enron, (ii) the payment, by Enron, of approximately $26.8 million to LJM, (iii) the transfer to Enron of approximately 3.1 million shares of Enron common stock held by LJM and (iv) the termination of a put option held by LJM. The put option, which was originally entered into in the first quarter of 2000, gave LJM the right to sell shares of Enron common stock to Enron at a strike price of $71.31 per share. The agreement closed in April 2000. Additionally, in the first quarter of 2000, Enron advanced to LJM $10 million, at a market rate of interest, which was repaid in April 2000.

   Management believes that the terms of the transactions with related parties were reasonable and are representative of terms that would be negotiated with unrelated third parties.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

First Quarter 2000
vs. First Quarter 1999

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's first quarter 2000 net income was $338 million compared to $253 million (excluding a charge of $131 million related to a cumulative effect of accounting changes) in the first quarter of 1999. Enron's operating segments include Transportation and Distribution (Gas Pipeline Group and Portland General), Wholesale Energy Operations and Services (Enron's North America, Europe and international energy businesses), Retail Energy Services (Enron Energy Services), Broadband Services (Enron Broadband Services), Exploration and Production (through August 16, 1999) and Corporate and Other, which includes certain other businesses.

   Basic and diluted earnings per share of common stock were as follows:

                                            First Quarter
                                            2000      1999

Basic earnings per share:
  Before cumulative effect of accounting
   changes                                 $ 0.44    $ 0.36
  Cumulative effect of accounting changes       -     (0.19)
                                           $ 0.44    $ 0.17

Diluted earnings per share:
  Before cumulative effect of accounting
   changes                                 $ 0.40    $ 0.34
  Cumulative effect of accounting changes       -     (0.18)
                                           $ 0.40    $ 0.16

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                           First Quarter
                                           2000      1999

Transportation and Distribution:
  Gas Pipeline Group                       $128      $126
  Portland General                          105        92
Wholesale Energy Operations and Services    419       320
Retail Energy Services                       16       (31)
Broadband Services                            -         -
Exploration and Production                    -        12
Corporate and Other                         (44)       14
  Income before interest,
   minority interests and taxes            $624      $533

Transportation and Distribution
   Transportation and Distribution consists of the Gas Pipeline Group and Portland General. The Gas Pipeline Group includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern), Enron's 50% interest in Florida Gas Transmission Company (Florida Gas) and Enron's interests in Northern Border Pipeline and EOTT Energy Partners, L.P. (EOTT).

   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         First Quarter
                                         2000      1999

Total Volumes Transported (BBtu/d)(a)
  Northern Natural Gas                  4,147     4,464
  Transwestern Pipeline                 1,566     1,393
  Florida Gas Transmission              1,563     1,225
  Northern Border Pipeline              2,464     2,388

(a) Billion British thermal units per day.  Reflects
    100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows (in millions):

                                         First Quarter
                                         2000      1999

Net revenues                             $201      $181
Operating expenses                         65        61
Depreciation and amortization              16        17
Equity in earnings                          7         8
Other income, net                           1        15
  Income before interest and taxes       $128      $126

Operating Results
   Revenues, net of cost of sales (net revenues) of the Gas Pipeline Group increased $20 million in the first quarter of 2000 as compared to the same period in 1999 primarily due to increased margin from Northern as a result of implementing, in November 1999, rates based on a June 1999 rate case settlement. Other income, net decreased $14 million in the first quarter of 2000 as compared to the same period in 1999. Other income, net in 1999 included earnings from the early settlement of an interest rate contract.

   Portland General. Statistics for Portland General for the first quarter of 2000 and 1999 are as follows:

                                              First Quarter
                                              2000      1999

Electricity Sales (Thousand MWh)(a)
  Residential                                2,361     2,342
  Commercial                                 1,872     1,816
  Industrial                                 1,169     1,020
     Total Retail                            5,402     5,178
  Wholesale                                  4,281     1,338
     Total Electricity Sales                 9,683     6,516

Average Billed Revenue (cents per kWh)        4.00      4.36

Resource Mix
  Coal                                          13%       18%
  Combustion Turbine                            10         4
  Hydro                                          8        13
     Total Generation                           31        35
  Firm Purchases                                62        47
  Secondary Purchases                            7        18
     Total Resources                           100%      100%

Average Variable Power Cost (Mills/kWh)(b)    20.8      15.0

Retail Customers (end of period, thousands)    724       708

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                         First Quarter
                                         2000      1999

Revenues                                 $397      $299
Purchased power and fuel                  202       100
Operating expenses                         78        70
Depreciation and amortization              46        46
Other income, net                          34         9
  Income before interest and taxes       $105      $ 92

Operating Results
   Revenues and purchased power and fuel costs increased $98 million and $102 million, respectively, in the first quarter of 2000 as compared to the first quarter of 1999, primarily as a result of an increase in the number of customers served by Portland General and a significant increase in wholesale sales. Other income, net increased $25 million, primarily due to the impact of an OPUC order, issued in the first quarter of 2000, allowing certain deregulation costs to be deferred and recovered through rate cases.

   On November 8, 1999, Enron announced that it had entered into an agreement to sell Portland General to Sierra Pacific Resources. The proposed transaction, which is subject to regulatory approval, is expected to close in late 2000.

Wholesale Energy Operations and Services
   Enron's wholesale business (Enron Wholesale) includes its wholesale energy businesses around the world. Enron Wholesale operates in developed and deregulated markets such as North America and Europe, as well as developing or newly deregulating markets including South America, India and Japan.

   Enron builds its wholesale businesses through the creation of networks involving asset ownership, contractual access to third-party assets and market-making activities. Each market in which Enron Wholesale operates utilizes these components in a slightly different manner and is at a different stage of development. This network strategy has enabled Enron Wholesale to establish a leading position in its markets. Enron Wholesale's activities are categorized into two business lines: (a) Commodity Sales and Services and (b) Assets and Investments. Activities are often integrated into a bundled product offering for Enron's customers.

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

   The following table reflects IBIT for each business line
(in millions):

                                         First Quarter
                                         2000      1999

Commodity Sales and Services             $246      $224
Assets and Investments                    220       136
Unallocated expenses                     (47)      (40)
  Income before interest, minority
   interests and taxes                   $419      $320

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

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                               First Quarter
                                               2000      1999

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               16,217     9,088
  Canada                                       4,389     3,954
  Europe and Other                             2,469     1,799
                                              23,075    14,841
Transport Volumes                                456       556
     Total Gas Volumes                        23,531    15,397
Crude Oil and Liquids                          6,134     4,284
Electricity(c)                                12,170     9,594
     Total                                    41,835    29,275

Electricity Volumes Marketed (Thousand MWh)
  United States                              102,903    85,962
  Europe and Other                             7,844       384
     Total                                   110,747    86,346

Financial Settlements (Notional) (BBtue/d)   141,865    95,151

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d utilizing the input method.

   The earnings from commodity sales and services increased by $22 million in the first quarter of 2000 as compared to the same period of 1999. Earnings from commodity marketing were favorably impacted by increased profits from North American gas marketing, European power marketing and other marketing activities. These improvements were partially offset by decreased profits from North American power marketing, European gas marketing and favorable changes, in 1999, in credit markets worldwide. Gas volumes were also positively impacted by the first full quarter's operation of EnronOnline, an internet-based eCommerce system, launched in late 1999, that allows customers to complete transactions with Enron as principal.

   Assets and Investments. Enron's Wholesale businesses make investments in various energy-related assets as a part of its network strategy. Enron Wholesale either purchases the asset from a third party or develops and constructs the asset. In most cases, Enron Wholesale operates and manages such assets. Earnings from these investments principally result from operations of the assets or sales of ownership interests.

   Additionally, Enron Wholesale invests in debt and equity securities of energy and certain communications-related businesses, which may also utilize Enron Wholesale's products and services. With these merchant investments, Enron's influence is much more limited relative to assets
Enron develops or constructs. Earnings from these activities result from changes in the market value of the security.

   Earnings from assets and investments increased to $220 million in the first quarter of 2000 as compared to $136 million in the same period of 1999, primarily as a result of increased market values of Enron Wholesale's merchant investments, partially offset by lower earnings from sales of interests in energy assets and construction profits. A portion of the increase in the value of merchant investments was reflected in the increase in earnings of equity affiliates. Results from international energy asset operations in the first quarter of 2000 were comparable to those for the same period of 1999.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending Enron's energy expertise and capabilities to end-use retail customers in the industrial and commercial business sectors, to manage their energy requirements and reduce their total energy costs. Energy Services sells or manages the delivery of natural gas, electricity, liquids and other commodities to industrial and commercial customers located throughout the United States and the United Kingdom. Energy Services also provides outsourcing solutions to customers for full energy management. This integrated product includes the management of commodity delivery, energy information and energy assets, and price risk management activities.

   Significant components of Energy Services' results are as follows (in millions):

                                         First Quarter
                                         2000      1999

Revenues                                 $642      $370
Gross margin                             $102      $ 45
IBIT                                     $ 16      $(31)

Operating Results
   Revenues and gross margin increased $272 million and $57 million, respectively in the first quarter of 2000 compared to the first quarter of 1999, primarily resulting from long-term energy contracts originated in the first quarter of 2000, increased values of Energy Services' contract portfolio and the commencement, in the second half of 1999, of operations in the United Kingdom. Also included in Energy Services' results were gains recognized associated with the securitization of equity instruments, offset by certain compensation expenses.

Broadband Services
   Enron's broadband services business (Broadband Services) provides customers with a single source for broadband services. In implementing Enron's network strategy, Broadband Services is constructing the Enron Intelligent Network (EIN), a nationwide fiber optic network that consists of both fiber deployed by Enron and acquired capacity on non-Enron networks. The EIN, managed by Enron's Broadband Operating System software, provides a bandwidth-on-demand platform allowing Broadband Services to deliver high-bandwidth media rich content such as video streaming, high capacity data transport and video conferencing. In addition, Enron is extending its market-making and risk management skills from its energy business to develop the bandwidth intermediation business to help customers manage unexpected fluctuation in the price, supply and demand of bandwidth. Broadband Services also makes investments in companies with related technologies and with the potential for capital appreciation. Earnings from these merchant investments result from changes in fair value.

   The components of Broadband Services' businesses include the development and construction of the EIN and the sales of excess fiber capacity and software, the marketing and management of bandwidth and the delivery of content. First quarter 2000 results included earnings from sales of excess fiber capacity as well as software licenses and increased market values of Broadband Services' merchant investments, offset by expenses related to the business.

Corporate and Other
   Corporate and Other realized a loss before interest, minority interests and taxes of $44 million in the first quarter of 2000 compared to IBIT of $14 million in the same period of 1999. Results of the current year quarter reflect expenses related to information technology and advertising.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $13 million for the first three months of each of 2000 and 1999. The net expense decreased $14 million in the first quarter of 2000 as compared to the same period of 1999, primarily due to the replacement of higher interest rate debt related to a Brazilian subsidiary with lower interest rate debt, partially offset by increased debt levels.

Minority Interests
   Minority interests increased $2 million to $35 million in the first quarter of 2000 compared to the same period in 1999, primarily due to the minority owner's share of the results of a limited partnership formed in the second quarter of 1999 and the elimination of minority interest attributable to losses of EOG in the first quarter of 1999, partially offset by amounts related to Whitewing Associates, L.P. which is no longer consolidated.

Income Tax Expense
   The projected effective tax rate for 2000 is lower than the statutory rate mainly due to equity earnings and differences between the book and tax basis of certain assets and stock sales. Income taxes increased during the first quarter of 2000 as compared to the first quarter of 1999 primarily as a result of increased pretax earnings.

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

NEW ACCOUNTING PRONOUNCEMENT

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

   In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Enron does not plan to effect the early adoption of SFAS No. 133, as important interpretations regarding implementation continue to be made. Enron believes that SFAS No. 133 will not have a material impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical based contracts.

FINANCIAL CONDITION

Cash Flows
                                         First Quarter
(In Millions)                            2000      1999

Cash provided by (used in):
   Operating activities               $  (457)   $  (660)
   Investing activities                (1,493)    (1,130)
   Financing activities                 2,128      1,975

   Cash used in operating activities totaled $457 million during the first three months of 2000 as compared to cash used of $660 million in the same period last year. The change in cash from operating activities in the first quarter of 2000 reflects increased working capital requirements and net cash used in acquiring merchant assets and investments.

   Cash used in investing activities totaled $1,493 million during the first quarter of 2000 as compared to $1,130 million during the same period in 1999. The first quarter
2000 amount reflects cash used for capital expenditures, equity investments and the acquisition of certain minority owner's interests.

   Cash provided by financing activities totaled $2,128 million during the first quarter of 2000 as compared to $1,975 million during the same period in 1999. The first three months of 2000 includes the net issuances of short- and long-term debt of $1,930.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

Capitalization
   Total capitalization at March 31, 2000 was $23.3 billion. Debt as a percentage of total capitalization increased to 43.7% at March 31, 2000 as compared to 38.5% at December 31, 1999. The increase in the ratio reflects increased debt levels and the first quarter 2000 acquisition of certain minority owner's interests, partially offset by the issuances of Enron common stock related to the exercise of employee stock options and of company-obligated preferred securities of subsidiaries.

FINANCIAL RISK MANAGEMENT

   Enron Wholesale's business offers price risk management services primarily related to commodities associated with the energy sector (natural gas, crude oil, natural gas liquids and electricity). Enron's other businesses also enter into forwards, swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production and other contractual commitments. Enron utilizes value at risk measures that assume a one-day holding period and a 95% confidence level. For a complete discussion of the types of financial risk management products used by Enron, the types of market risks associated with Enron's portfolio of transactions, and the methods used by Enron to manage market risks, see Enron's Annual Report on Form 10-K for the year ended December 31, 1999.

   Enron's value at risk for trading commodity price risk increased to $32 million at March 31, 2000 as compared to $21 million at December 31, 1999. This increase is attributable to increased natural gas prices, combined with increased price volatility in the power markets in anticipation of the peak summer season.

   In addition, value at risk for trading securities, which primarily relate to Enron's merchant investments, increased to $32 million at March 31, 2000, compared to $26 million at December 31, 1999. This increase is a result of increased values of existing investments as well as new investments and increased volatility attributable to the communications-related merchant investments.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this document are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the Gas Pipeline Group, demand in the market for broadband services and high bandwidth applications, transaction volumes in the U.S. power market, commencement of commercial operations of new power plants and pipeline projects, and growth in the demand for retail energy outsourcing solutions. When used in this document, the words "anticipate," "believe," "estimate," "except," "intend," "may," "project," "plan," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Enron believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments in foreign countries; the ability of Enron to penetrate new retail natural gas and electricity markets (including energy outsourcing markets) in the United States and Europe; the ability to penetrate the broadband services market; the timing and extent of deregulation of energy markets in the United States and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects; the effectiveness of Enron's risk management activities; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and Enron's ability to maintain or increase the credit ratings for its unsecured senior long-term debt obligations.

                        PART II. OTHER INFORMATION
                       ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

See Part I. Item 1, Note 3 to Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

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


                               ENRON CORP.
                               (Registrant)


Date:  May 12, 2000        By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Executive Vice President and Chief
                                Accounting Officer
                               (Principal Accounting Officer)