Form 10-Q
period 2000-06-30
ENRON CORP/OR/
filed 2000-08-14
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000



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

            Class                Outstanding at July 31,
2000

  Common Stock, No Par Value        738,916,647 shares




                           1 of 34

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Income Statement - Three
           Months Ended June 30, 2000 and 1999 and
           Six Months Ended June 30, 2000 and 1999            3
       Consolidated Balance Sheet - June 30, 2000
           and December 31, 1999                              4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 2000 and 1999                6
       Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     16

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                 32

   ITEM 2. Recent Sales of Unregistered Equity Securities    32

   ITEM 4. Submission of Matters to a Vote of Security
           Holders                                           32

   ITEM 6. Exhibits and Reports on Form 8-K                  33


                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)

                                              Three Months Ended   Six Months Ended
                                                   June 30,            June 30,
                                                 2000     1999      2000      1999

Revenues                                       $16,886   $9,672   $30,031   $17,304
Costs and Expenses
  Cost of gas, electricity and
   other products                               15,324    8,347    27,212    14,647
  Operating expenses                               892      800     1,639     1,470
  Depreciation, depletion and amortization         192      236       364       451
  Taxes, other than income taxes                    59       56       125       118
                                                16,467    9,439    29,340    16,686

Operating Income                                   419      233       691       618
Other Income and Deductions
  Equity in earnings of unconsolidated
   affiliates                                       55      163       319       231
  Gains on sales of assets and investments          72        -        90        12
  Other income, net                                 63       73       133       141
Income Before Interest, Minority Interests
 and Income Taxes                                  609      469     1,233     1,002
Interest and Related Charges, net                  196      175       357       350
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                         21       19        39        38
Minority Interests                                  39       23        74        56
Income Tax Expense                                  64       30       136        83
Net Income Before Cumulative Effect of
 Accounting Changes                                289      222       627       475
Cumulative Effect of Accounting Changes,
 net of tax                                          -        -         -      (131)
Net Income                                         289      222       627       344
Preferred Stock Dividends                           21       19        41        23
Earnings on Common Stock                       $   268   $  203   $   586   $   321

Earnings Per Share of Common Stock
  Basic
     Before Cumulative Effect of Accounting
      Changes                                  $  0.37   $ 0.29   $  0.80   $  0.65
     Cumulative Effect of Accounting Changes         -        -         -     (0.19)
     Basic Earnings per Share                  $  0.37   $ 0.29   $  0.80   $  0.46
  Diluted
     Before Cumulative Effect of Accounting
      Changes                                  $  0.34   $ 0.27   $  0.73   $  0.61
     Cumulative Effect of Accounting Changes         -        -         -     (0.18)
     Diluted Earnings per Share                $  0.34   $ 0.27   $  0.73   $  0.43

Average Number of Common Shares Used in
 Computation
  Basic                                            733      708       728       696
  Diluted                                          862      771       857       758

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                     June 30,   December 31,
                                                       2000        1999

ASSETS

Current Assets
  Cash and cash equivalents                          $   718     $   288
  Trade receivables (net of allowance for doubtful
   accounts of $31 and $40, respectively)              5,314       3,030
  Other receivables                                      955         518
  Assets from price risk management activities         5,696       2,205
  Inventories                                            571         598
  Other                                                1,116         616
     Total Current Assets                             14,370       7,255

Investments and Other Assets
  Investments in and advances to unconsolidated
   equity affiliates                                   5,621       5,036
  Assets from price risk management activities         5,228       2,929
  Goodwill                                             3,408       2,799
  Other                                                5,728       4,681
     Total Investments and Other Assets               19,985      15,445

Property, Plant and Equipment, at cost
  Natural gas transmission                             6,922       6,948
  Electric generation and distribution                 3,713       3,552
  Construction in progress                             1,847       1,491
  Oil and gas, successful efforts method                 713         690
  Other                                                1,487       1,231
                                                      14,682      13,912
  Less accumulated depreciation, depletion
   and amortization                                    3,471       3,231
     Net Property, Plant and Equipment                11,211      10,681

Total Assets                                         $45,566     $33,381

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                  June 30,   December 31,
                                                    2000        1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                               $ 4,400      $2,154
  Liabilities from price risk management
   activities                                      4,292       1,836
  Short-term debt                                  1,486       1,001
  Other                                            2,044       1,768
     Total Current Liabilities                    12,222       6,759

Long-Term Debt                                    10,211       7,151

Deferred Credits and Other Liabilities
  Deferred income taxes                            1,678       1,894
  Liabilities from price risk management
   activities                                      5,525       2,990
  Other                                            2,369       1,587
     Total Deferred Credits and Other
      Liabilities                                  9,572       6,471

Minority Interests                                 1,893       2,430

Company-Obligated Preferred Securities
 of Subsidiaries                                     899       1,000

Shareholders' Equity
  Second preferred stock, cumulative,
   no par value                                      127         130
  Manditorily Convertible Junior
   Preferred Stock, Series B, no par value         1,000       1,000
  Common stock, no par value                       7,665       6,637
  Retained earnings                                3,101       2,698
  Accumulated other comprehensive income            (861)       (741)
  Common stock held in treasury                      (84)        (49)
  Restricted stock and other                        (179)       (105)
     Total Shareholders' Equity                   10,769       9,570

Total Liabilities and Shareholders' Equity       $45,566     $33,381

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                        Six Months Ended
                                                             June 30,
                                                         2000       1999

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                            $  627    $   344
  Cumulative effect of change in accounting principle        -        131
  Depreciation, depletion and amortization                 364        451
  Deferred income taxes                                     31        (11)
  Equity in earnings of unconsolidated affiliates         (319)      (230)
  Gains on sales of assets and investments                 (90)       (12)
  Changes in components of working capital                (524)      (909)
  Net assets from price risk management activities        (799)       247
  Merchant assets and investments:
     Realized gains and losses on sales                     29       (161)
     Proceeds from sales                                   553        561
     Additions and unrealized gains and losses          (1,095)      (829)
  Other operating activities                               676        380
Net Cash Used in Operating Activities                     (547)       (38)
Cash Flows From Investing Activities
  Capital expenditures                                  (1,009)      (969)
  Equity investments                                      (390)      (648)
  Proceeds from sales of investments and other assets      105        138
  Acquisitions of subsidiary stock                        (743)         -
  Business acquisitions, net of cash acquired             (100)       (40)
  Other investing activities                              (117)      (340)
Net Cash Used in Investing Activities                   (2,254)    (1,859)
Cash Flows From Financing Activities
  Issuance of long-term debt                             2,479      1,301
  Repayment of long-term debt                             (431)      (645)
  Net increase in short-term borrowings                  1,301        128
  Net redemption of preferred securities
   of subsidiaries                                         (95)         -
  Issuance of subsidiary equity                              -        513
  Issuance of common stock                                 264        889
  Dividends paid                                          (265)      (227)
  Net (acquisition) disposition of treasury stock         (129)       181
  Other financing activities                               107        (68)
Net Cash Provided by Financing Activities                3,231      2,072
Increase in Cash and Cash Equivalents                      430        175
Cash and Cash Equivalents, Beginning of Period             288        111
Cash and Cash Equivalents, End of Period               $   718    $   286

Changes in Components of Working Capital
  Receivables                                          $(2,615)   $  (644)
  Inventories                                               36        (37)
  Payables                                               2,319        120
  Other                                                   (264)      (348)
     Total                                             $  (524)    $ (909)


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

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first half of 2000 and 1999 was $33 million and $39 million, respectively.
Cash paid for interest for the same periods, net of amounts capitalized, was $376 million and $360 million, respectively.

     Non-Cash Activity. In the second quarter of 2000, Enron acquired all minority shareholders' interests in Enron Energy Services LLC. Enron issued 4.9 million shares of Enron Corp. common stock, contributed common stock and warrants of an unconsolidated equity affiliate and paid cash in exchange for the Enron Energy Services LLC shares held by the minority shareowners. As a result of these transactions, Enron recorded goodwill of approximately $470 million.

   On May 15, 2000, Enron acquired WarpSpeed Communications, a provider of on-demand switched connectivity to business enterprises, for 617,000 shares of Enron Corp. common stock valued at approximately $42 million.

   In the first half of 2000, Enron entered into various transactions with related parties and a third party which resulted in the non-cash exchange of certain assets and an increase in common stock of $171 million. See Note 7.

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

   On November 21, 1996, an explosion occurred in or around the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan Gas), an Enron affiliate, operated a propane/air distribution system in the vicinity, but did not provide service to the building. Enron, San Juan Gas, four affiliates and their insurance carriers were named as defendants, along with several third parties, including The Puerto Rico Aqueduct and Sewer Authority, Puerto Rico
Telephone Company, Heath Consultants Incorporated, Humberto Vidal, Inc. and their insurance carriers, in numerous lawsuits filed in U.S. District Court for the District of Puerto Rico and the Superior Court of Puerto Rico. These suits seek damages for wrongful death, personal injury, business interruption and property damage allegedly caused by the explosion. After nearly four years without determining the cause of the explosion, all parties have agreed not to litigate further that issue, but to move these suits toward settlements or trials to determine whether each plaintiff was injured as a result of the explosion and, if so, the lawful damages attributable to such injury. The defendants have agreed on a fund for settlements or final awards. Numerous suits have been settled and 20 cases have been set for trial in the federal court beginning in February 2001. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

   Trojan Investment Recovery. In early 1993, Portland General Electric Company (PGE) ceased commercial operation of the Trojan nuclear power generating facility (Trojan). In April 1996 a circuit court judge in Marion County, Oregon, found that the Oregon Public Utility Commission (OPUC) could not authorize PGE to collect a return on its undepreciated investment in Trojan, contradicting a November 1994 ruling from the same court. The ruling was the result of an appeal of PGE's March 1995 general rate order which granted PGE recovery of, and a return on, 87% of its remaining investment in Trojan. The 1994 ruling was appealed to the Oregon Court of Appeals and was stayed pending the appeal of the OPUC's March 1995 order.
Both PGE and the OPUC separately appealed the April 1996 ruling, which appeals were combined with the appeal of the November 1994 ruling at the Oregon Court of Appeals. On June 24, 1998, the Court of Appeals of the State of Oregon ruled that the OPUC does not have the authority to allow PGE to recover a rate of return on its undepreciated investment in Trojan. The court upheld the OPUC's authorization of PGE's recovery of its undepreciated investment in Trojan.

   PGE and the OPUC each filed petitions for review with the Oregon Supreme Court. On August 26, 1998, the Utility Reform Project filed a petition for review with the Oregon Supreme Court seeking review of that portion of the Oregon Court of Appeals decision relating to PGE's recovery of its undepreciated investment in Trojan. On April 29, 1999, the Oregon Supreme Court accepted the petitions for review. On June 16, 1999, Oregon House Bill 3220 authorizing the OPUC to allow recovery of a return on the undepreciated investment in property retired from service was signed. One of the effects of the bill is to affirm retroactively the OPUC's authority to allow PGE's recovery of a return on its undepreciated investment in Trojan.

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

   The Environmental Protection Agency (EPA) has informed Enron that it is a potentially responsible party at the Decorah Former Manufactured Gas Plant Site (the Decorah Site) in Decorah, Iowa, pursuant to the provisions of the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA, also commonly known as Superfund). The manufactured gas plant in Decorah ceased operations in 1951. A predecessor company of Enron purchased the Decorah Site in 1963. Enron's predecessor did not operate the gas plant and sold the Decorah Site in 1965. The EPA alleges that hazardous substances were released to the environment during the period in which Enron's predecessor owned the site, and that Enron's predecessor assumed the liabilities of the company that operated the plant. Enron contests these allegations. To date, the EPA has identified no other potentially responsible parties with respect to this site. Under the terms of administrative orders, Enron replaced affected topsoil and removed impacted subsurface soils in certain areas of the tract where the plant was formerly located. Enron completed the final removal actions at the site in November 1998 and concluded all remaining site activities in the spring of 1999. Enron submitted a final report on the work conducted at the site to the EPA. Enron does not expect to incur any additional expenditures in connection with this site.

   Enron's natural gas pipeline companies conduct soil and groundwater remediation on a number of their facilities. Enron does not expect to incur material expenditures in connection with soil and groundwater remediation.

4. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                        Six Months Ended
                                       Second Quarter       June 30,
                                        2000    1999       2000   1999
Numerator:
  Basic
     Income before cumulative effect
      of accounting changes            $ 289   $ 222       $627   $ 475
     Preferred stock dividends:
       Second preferred stock             (4)     (5)        (8)     (9)
       Series B Preferred Stock          (17)    (14)       (33)    (14)
     Income available to common
      shareholders before cumulative
      effect of accounting changes       268     203        586     452
     Cumulative effect of accounting
      changes                              -       -          -    (131)
     Income available to common
      shareholders                     $ 268   $ 203      $ 586   $ 321
  Diluted
     Income available to common
      shareholders before cumulative
      effect of accounting changes     $ 268   $ 203      $ 586   $ 452
     Effect of assumed conversion
      of dilutive securities:
       Second preferred stock              4       5          8       9
       Series B Preferred Stock           17       -         33       -
     Income before cumulative effect
      of accounting changes              289     208        627     461
     Cumulative effect of accounting
      changes                              -       -          -    (131)
     Income available to common
      shareholders after assumed
      conversions                      $ 289   $ 208       $627   $ 330
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares       733     708        728     696
  Effect of assumed conversion of
   dilutive securities:
     Preferred Stock:
       Second Preferred Stock             35      35         35      36
       Series B Preferred Stock           50       -         50       -
     Stock options                        44      28         44      26
  Dilutive potential common shares       129      63        129      62
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions        862     771        857     758
Basic earnings per share:
  Before cumulative effect of
   accounting changes                  $0.37   $0.29      $0.80   $0.65
  Cumulative effect of accounting
   changes                                 -       -          -   (0.19)
  Basic earnings per share             $0.37   $0.29      $0.80   $0.46
Diluted earnings per share:
  Before cumulative effect of
   accounting changes                  $0.34   $0.27      $0.73   $0.61
  Cumulative effect of accounting
   changes                                 -       -          -   (0.18)
  Diluted earnings per share           $0.34   $0.27      $0.73   $0.43

5. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                                     Six Months Ended
                                    Second Quarter       June 30,
                                     2000    1999      2000   1999

Net income                          $ 289   $ 222     $ 627   $ 344
Other comprehensive income:
  Foreign currency
   translation adjustment             (99)   (49)      (101)   (598)
  Change in value of available-
   for-sale investments                (6)      -       (19)      -
Total comprehensive income (loss)   $ 184   $ 173     $ 507   $(254)

6. BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Office of the Chairman, which serves as the chief operating decision making group.

   Beginning in the first quarter of 2000, Enron's communications business is being managed as a separate operating segment named Broadband Services and therefore, based on criteria set by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," is reported separately.

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

                                                   Wholesale
                                 Transportation     Energy        Retail                Corporate
                                      and          Operations     Energy    Broadband      and
(In Millions)                     Distribution    and Services   Services   Services     Other(c)   Total

Three Months Ended
 June 30, 2000

Unaffiliated revenues(a)            $  545           $15,272      $  769     $ 151        $ 149     $16,886
Intersegment revenues(b)                52               275          71         -         (398)          -
  Total revenues                    $  597           $15,547      $  840     $ 151        $(249)    $16,886
Income (loss) before interest,
 minority interests and
 income taxes                       $  139           $   437      $   24     $  (8)       $  17     $   609

Six Months Ended
 June 30, 2000

Unaffiliated revenues(a)            $1,144           $27,119      $1,372     $ 210        $ 186     $30,031
Intersegment revenues(b)                56               429         110         -         (595)          -
  Total revenues                    $1,200           $27,548      $1,482     $ 210        $(409)    $30,031
Income (loss) before interest,
 minority interests and
 income taxes                       $  372           $   856      $   40     $  (8)       $ (27)    $ 1,233

                                                   Wholesale
                                 Transportation     Energy        Retail    Exploration      Corporate
                                      and          Operations     Energy        and             and
(In Millions)                     Distribution    and Services   Services   Production(d)    Other(c)    Total

Three Months Ended
 June 30, 1999

Unaffiliated revenues(a)              $417          $ 8,558        $301        $175           $ 221     $ 9,672
Intersegment revenues(b)                 7              136          39          29            (211)          -
  Total revenues                      $424          $ 8,694        $340        $204           $  10     $ 9,672
Income (loss) before interest,
 minority interests and
 income taxes                         $128          $   356        $(26)       $ 20           $  (9)    $   469

Six Months Ended
 June 30, 1999

Unaffiliated revenues(a)              $894          $15,074        $664        $324           $ 348     $17,304
Intersegment revenues(b)                11              215          46          83            (355)          -
  Total revenues                      $905          $15,289        $710        $407           $  (7)    $17,304
Income (loss) before interest,
 minority interests and
 income taxes                         $346          $   676        $(57)       $ 32           $   5     $ 1,002

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

   Total assets by segment are as follows (in millions):

                                   June 30,  December 31,
                                     2000        1999

Transportation and Distribution    $ 8,174      $ 7,959
Wholesale Energy Operations
 and Services                       30,617       20,674
Retail Energy Services               1,744          956
Broadband Services                   1,158          511
Corporate and Other                  3,873        3,281
   Total Assets                    $45,566      $33,381

   The increase in the assets of the Wholesale Energy
Operations and Services segment is primarily a result of an increase in price risk management assets and trade receivables related to increased activity in Enron's gas and power marketing business.

7.  RELATED PARTY TRANSACTIONS

   In the first half of 2000, Enron entered into transactions with limited partnerships (the Related Party), whose general partner's managing member is a senior officer of Enron. The limited partners of the Related Party are unrelated to Enron.

   During the first quarter of 2000, Enron and the Related Party entered into an agreement to terminate certain financial instruments that had been entered into during 1999. In connection with this agreement, Enron received approximately 3.1 million shares of Enron common stock held by the Related Party. A put option, which was originally entered into in the first quarter of 2000 and gave the Related Party the right to sell shares of Enron common stock to Enron at a strike price of $71.31 per share, was terminated under this agreement. In return, Enron paid approximately $26.8 million to the Related Party. The agreement closed in April 2000. Additionally, in the first quarter of 2000, Enron advanced to the Related Party $10 million, at a market rate of interest, which was repaid in April 2000.

     In the second quarter of 2000, Enron entered into transactions with the Related Party to hedge certain merchant investments. As part of the transactions, Enron contributed to newly-formed entities (the Entities) assets valued at approximately $800 million, including 3.7 million restricted shares of outstanding Enron common stock, $100 million in Enron notes payable and the right to receive up to 11.7 million shares of outstanding Enron common stock in March 2003 (subject to certain conditions). In return, Enron received non-voting interests in the Entities and a special distribution from the Entities in the form of $800 million in notes receivable, convertible into derivative instruments. In addition, Enron paid $82 million to purchase share-settled options from the Entities on 14.6 million shares of Enron common stock.

     In June 2000 Enron sold a portion of its excess dark fiber inventory to the Related Party in exchange for $30 million cash and a $70 million note receivable that matures in seven years and bears a market rate of interest. Enron recognized gross margin of $53 million on the sale.

   Management believes that the terms of the transactions with related parties were reasonable and are representative of terms that would be negotiated with unrelated third parties.

8.  SUBSEQUENT EVENTS

   On May 22, 2000, Enron, through a wholly-owned subsidiary, announced a cash offer to acquire the shares of London-based MG plc for 3.00 pounds sterling (approximately $4.46) per share, or approximately $446 million. MG plc is a leading independent international metals market-making business providing financial and marketing services to the global metals industry. On July 17, 2000, Enron's offer to acquire MG plc had been accepted by holders of approximately 89% of the issued shares. Combined with the 6% of MG plc already owned by Enron, the 89% of acceptances enabled Enron to declare the offer to be wholly unconditional. This gives Enron the right, under United Kingdom securities law, to acquire compulsorily, all remaining outstanding shares of MG plc. The transaction is expected to close in the third quarter of 2000.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Second Quarter 2000
vs. Second Quarter 1999


   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's second quarter 2000 net income was $289 million compared to $222 million in the second quarter of 1999. Enron's operating segments include Transportation and Distribution (Gas Pipeline Group and Portland General), Wholesale Energy Operations and Services (Enron's North America, Europe and international energy businesses), Retail Energy Services (Enron Energy Services), Broadband Services (Enron Broadband Services), Exploration and Production (through August 16, 1999) and Corporate and Other, which includes certain other businesses.

   Basic and diluted earnings per share of common stock were as follows:

                                         Second Quarter
                                         2000      1999

Basic earnings per share                $0.37     $0.29

Diluted earnings per share              $0.34     $0.27

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                         Second Quarter
                                         2000      1999

Transportation and Distribution:
  Gas Pipeline Group                    $  77     $  72
  Portland General                         62        56
Wholesale Energy Operations
 and Services                             437       356
Retail Energy Services                     24       (26)
Broadband Services                         (8)        -
Exploration and Production                  -        20
Corporate and Other                        17        (9)
  Income before interest, minority
   interests and taxes                  $ 609     $ 469

Transportation and Distribution
   Transportation and Distribution consists of Gas Pipeline Group and Portland General. Gas Pipeline Group includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern), Enron's 50% interest in Florida Gas Transmission Company (Florida Gas) and Enron's interest in Northern Border Pipeline and EOTT Energy Partners, L.P.

   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         Second Quarter
                                         2000      1999

Total Volumes Transported (BBtu/d)(a)
  Northern Natural Gas                  3,237     3,553
  Transwestern Pipeline                 1,606     1,419
  Florida Gas Transmission              1,591     1,546
  Northern Border Pipeline              2,429     2,404

(a)  Billion British thermal units per day.  Reflects
     100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows (in millions):

                                         Second Quarter
                                         2000      1999

Net revenues                             $148      $124
Operating expenses                         76        65
Depreciation and amortization              17        17
Equity in earnings                         10         8
Other income, net                          12        22
  Income before interest and taxes       $ 77      $ 72

   Revenues, net of cost of sales, of Gas Pipeline Group
(GPG) increased $24 million in the second quarter of 2000 as compared to the same period in 1999. The increase in net revenues is primarily due to the sale in 2000 of gas from Northern's gas storage inventory, partially offset by lower transport rates resulting from a rate case settlement. The rate case, which was settled in June 1999 and implemented in November 1999, requires Northern to charge higher rates during the winter season and lower rates during the summer months. Operating expenses increased $11 million primarily as a result of higher overhead costs and costs related to increased regulatory amortization. Other income, net decreased $10 million in the second quarter of 2000 as compared to the same period of 1999. Included in the second quarter of 2000 was a gain related to an energy commodity contract while the second quarter of 1999 included interest earned in connection with the financing of an acquisition by an unconsolidated affiliate.

   Portland General. Statistics for PGE for the second quarter of 2000 and 1999 are as follows:

                                         Second Quarter
                                         2000      1999

Electricity Sales (Thousand MWh)(a)
  Residential                           1,480     1,618
  Commercial                            1,769     1,746
  Industrial                            1,235     1,083
     Total Retail                       4,484     4,447
  Wholesale                             4,909     3,053
     Total Electricity Sales            9,393     7,500

Average Billed Revenue (cents per kWh)   4.51      3.81

Resource Mix
  Coal                                      7%       12%
  Combustion Turbine                        6         6
  Hydro                                     7        10
     Total Generation                      20        28
  Firm Purchases                           74        61
  Secondary Purchases                       6        11
     Total Resources                      100%      100%

Average Variable Power Cost
 (Mills/kWh)(b)                          26.9      15.5

Retail Customers (end of period,
 thousands)                               726       711

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Portland General realized IBIT of $62 million and $56 million for the second quarter of 2000 and 1999, respectively. Significant components of IBIT are as follows
(in millions):

                                         Second Quarter
                                         2000      1999

Revenues                                 $431      $296
Purchased power and fuel                  252       119
Operating expenses                         76        79
Depreciation and amortization              46        48
Other income, net                           5         6
   Income before interest and taxes      $ 62      $ 56

   Revenues and purchased power and fuel costs increased
$135 million and $133 million, respectively, in the second quarter of 2000 as compared to the second quarter of 1999.
The increase in revenue is primarily a result of increases in the price of power and increases in wholesale sales and sales to industrial and commercial customers. Higher purchased power and fuel costs partially offset the revenue increase.

   On November 8, 1999, Enron announced that it had entered into an agreement to sell PGE to Sierra Pacific Resources for $2.1 billion. The proposed transaction, which is subject to regulatory approval, is expected to close in late
2000 or early 2001.

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

   Enron Wholesale manages its portfolio of contracts and assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, Enron Wholesale uses portfolio and risk management disciplines, including offsetting or hedging transactions, to manage exposures to market price movements (commodities, interest rates, foreign currencies and equities). Additionally, Enron Wholesale manages its liquidity and exposure to third-party credit risk through monetization of its contract portfolio or third-party insurance contracts. Enron Wholesale also sells interests in certain investments and other assets to improve liquidity and overall return, the timing of which is dependent on market conditions and management's expectations of the investments' value.

   The following table reflects IBIT for each business line
(in millions):

                                         Second Quarter
                                         2000      1999

Commodity Sales and Services             $442      $ 81
Assets and Investments                     55       325
Unallocated expenses                      (60)      (50)
  Income before interest, minority
   interests and taxes                   $437      $356

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

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                         Second Quarter
                                         2000      1999

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                        15,851     8,038
  Canada                                6,587     4,475
  Europe and Other                      3,593     1,223
                                       26,031    13,736
Transport Volumes                         595       513
     Total Gas Volumes                 26,626    14,249
Crude Oil and Liquids                   5,048     8,822
Electricity(c)                         15,056    10,637
     Total                             46,730    33,708

Electricity Volumes Marketed
 (Thousand MWh)
  United States                       124,089    94,966
  Europe and Other                     12,912     1,833
     Total                            137,001    96,799

Financial Settlements (Notional)
 (BBtue/d)                            152,627    82,699

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d utilizing the input method.

   The earnings from commodity sales and services increased by $361 million in the second quarter of 2000 as compared to the same period of 1999. Earnings from commodity marketing were favorably impacted by increased profits from North American operations attributable to significant increases in natural gas prices combined with price volatility in both the gas and power markets, European power marketing and other marketing activities. Gas and power volumes, which increased 87% and 42%, respectively, were positively impacted in the second quarter of 2000 by EnronOnline, an internet-based eCommerce system which allows customers to transact with Enron as the principal.

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

   Earnings from assets and investments decreased to $55
million in the second quarter of 2000 as compared to $325 million in the same period of 1999, due to a decline in the value of Enron Wholesale's merchant investments and lower earnings from sales of interests in international energy assets, partially offset by increased earnings from international energy asset operations.

Retail Energy Services
   Enron Energy Services (Energy Services) is extending
Enron's energy expertise and capabilities to end-use retail customers in the industrial and commercial business sectors to manage their energy requirements and reduce their total energy costs. Energy Services sells or manages the delivery of natural gas, electricity, liquids and other commodities to industrial and commercial customers located throughout the United States and the United Kingdom. Energy Services also provides outsourcing solutions to customers for full energy management. This integrated product includes the management of commodity delivery, energy information and energy assets, and price risk management activities.

   Significant components of Energy Services' results are as follows (in millions):

                                         Second Quarter
                                         2000      1999

Revenues                                 $840      $340
Gross margin                             $121      $ 34
IBIT                                     $ 24      $(26)

   Revenues and gross margin increased $500 million and $87 million, respectively, in the second quarter of 2000 compared to the second quarter of 1999, primarily resulting from long-term energy contracts originated in the second quarter of 2000 and the commencement, in the second half of 1999, of operations in the United Kingdom. Also included in Energy Services' second quarter 2000 results were gains associated with the securitization of equity instruments, offset by equity losses of an unconsolidated equity affiliate and certain compensation expenses.

Broadband Services
   Enron's broadband services business (Broadband Services) provides customers with a single source for broadband services. In implementing Enron's network strategy, Broadband Services is constructing the Enron Intelligent Network (EIN), a nationwide fiber optic network that consists of both fiber deployed by Enron and acquired capacity on non-Enron networks. The EIN, managed by Enron's Broadband Operating System software, provides a bandwidth-on-demand platform allowing Broadband Services to deliver high-bandwidth media rich content such as video streaming, high capacity data transport and video conferencing. In addition, Enron is extending its market-making and risk management skills from its energy business to develop the bandwidth intermediation business to help customers manage unexpected fluctuation in the price, supply and demand of bandwidth. Broadband Services also makes investments in companies with related technologies and with the potential for capital appreciation. Earnings from these merchant investments result from changes in the market value of the securities.

   The components of Broadband Services' businesses include the development and construction of the EIN and the sales of excess fiber capacity and software, the marketing and management of bandwidth and the delivery of content. The second quarter 2000 loss before interest, minority interests and taxes of $8 million included earnings from sales of excess fiber capacity offset by expenses related to building the business.

Corporate and Other
   Corporate and Other realized IBIT of $17 million in the second quarter of 2000 compared to a loss of $9 million in the same period of 1999. Results of the current year quarter reflect a gain on the sale of certain assets, earnings from Enron Renewable Energy Corp. related to the completion and sale of a wind project and earnings from Enron's methanol and MTBE operations, partially offset by equity losses of an unconsolidated equity affiliate.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $13 million and $16 million for the second quarter of 2000 and 1999, respectively. The net expense increased $21 million in the second quarter of 2000 as compared to the same period of 1999, primarily due to increased long-term debt levels, increased average short-term borrowings and higher interest rates resulting from general market conditions within the U.S. The increase was partially offset by the replacement of debt related to a Brazilian subsidiary with lower interest rate debt.

Minority Interests
   Minority interests increased $16 million to $39 million in the second quarter of 2000 compared to the same period in 1999, primarily due to the minority owner's share of the results of a limited partnership formed in the second quarter of 1999 and the minority owner's share of the results of Enron's South American operations.

Income Tax Expense
   The projected effective tax rate for 2000 is lower than the statutory rate mainly due to equity earnings and differences between the book and tax basis of certain assets and stock sales. Income taxes increased during the second quarter of 2000 as compared to the second quarter of 1999 primarily as a result of increased pretax earnings.


RESULTS OF OPERATIONS

Six Months Ended June 30, 2000
vs. Six Months Ended June 30, 1999


RESULTS OF OPERATIONS

Consolidated Net Income
   Enron reported net income of $627 million for the first six months of 2000 compared to $475 million, excluding the cumulative effect of accounting changes, during the same period in 1999.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                           Six Months Ended
                                               June 30,
                                            2000      1999

Basic earnings per share:
  Before cumulative effect of
   accounting changes                       $0.80    $ 0.65
  Cumulative effect of accounting changes       -     (0.19)
Reported basic earnings per share           $0.80    $ 0.46

Diluted earnings per share:
  Before cumulative effect of
   accounting changes                       $0.73    $ 0.61
  Cumulative effect of accounting changes       -     (0.18)
Reported diluted earnings per share         $0.73    $ 0.43

Income Before Interest, Minority Interests and Income Taxes
   The following table presents IBIT for each of Enron's operating segments (in millions):

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Transportation and Distribution:
  Gas Pipeline Group                   $  205    $  198
  Portland General                        167       148
Wholesale Energy Operations and
 Services                                 856       676
Retail Energy Services                     40       (57)
Broadband Services                         (8)        -
Exploration and Production                  -        32
Corporate and Other                       (27)        5
  Income before interest, minority
   interests and taxes                 $1,233    $1,002

Transportation and Distribution
   Gas Pipeline Group. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Total Volumes Transported (BBtu/d)(a)
  Northern Natural Gas                  3,691     4,046
  Transwestern Pipeline                 1,584     1,475
  Florida Gas Transmission              1,571     1,386
  Northern Border Pipeline              2,447     2,444

(a)  Billion British thermal units per day.  Reflects
     100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Net revenues                             $349      $305
Operating expenses                        141       126
Depreciation and amortization              33        34
Equity in earnings                         17        16
Other income, net                          13        37
  Income before interest and taxes       $205      $198

   Revenues, net of cost of sales increased in the first half of 2000 as compared to the same period in 1999 primarily due to the sale in 2000 of gas from Northern's gas storage inventory. Operating expenses increased $15 million primarily as a result of higher overhead costs and costs related to increased regulatory amortization. Other income, net decreased $24 million in the first half of 2000 as compared to the same period of 1999. Included in the first half of 2000 was a gain related to an energy commodity contract while the 1999 period included interest earned in connection with the financing of an acquisition by an unconsolidated affiliate and the early settlement of an interest rate contract.

   Portland General. Statistics for PGE for the first half of 2000 and 1999 are as follows:

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Electricity Sales (Thousand MWh)(a)
  Residential                           3,841     3,960
  Commercial                            3,641     3,562
  Industrial                            2,404     2,103
     Total Retail                       9,886     9,625
  Wholesale                             9,190     4,391
     Total Electricity Sales           19,076    14,016

Average Billed Revenue (cents per kWh)   4.25      4.06

Resource Mix
  Coal                                     10%       16%
  Combustion Turbine                        8         6
  Hydro                                     8        11
     Total Generation                      26        33
  Firm Purchases                           68        53
  Secondary Purchases                       6        14
     Total Resources                      100%      100%

Average Variable Power Cost
 (Mills/kWh)(b)                          23.8      15.2

Retail Customers (end of period,
 thousands)                               726       711

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Revenues                                 $828      $595
Purchased power and fuel                  454       219
Operating expenses                        154       149
Depreciation and amortization              92        94
Other income, net                          39        15
  Income before interest and taxes       $167      $148

   Revenues and purchased power and fuel costs increased
$233 million and $235 million, respectively, in the first six months of 2000 as compared to the same period in 1999.
The increase in revenue is primarily the result of an increase in the price of power and a significant increase in wholesale sales and increased sales to industrial and commercial customers. Higher purchased power and fuel costs offset the revenue increase. Other income, net increased $24 million in the first half of 2000 primarily due to the impact of an OPUC order allowing certain deregulation costs to be deferred and recovered through rate cases.

Wholesale Energy Operations and Services
   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Commodity Sales and Services            $ 688      $305
Assets and Investments                    275       461
Unallocated expenses                     (107)      (90)
  Income before interest, minority
   interests and taxes                  $ 856      $676

   The following discussion analyzes the contributions to IBIT for each of the business lines.

   Commodity Sales and Services. Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                        16,035     8,560
  Canada                                5,488     4,216
  Europe and Other                      3,031     1,510
                                       24,554    14,286
Transport Volumes                         526       534
     Total Gas Volumes                 25,080    14,820
Crude Oil and Liquids                   5,591     6,565
Electricity(c)                         13,613    10,119
     Total                             44,284    31,504

Electricity Volumes Marketed
 (Thousand MWh)
  United States                       226,992   180,928
  Europe and Other                     20,756     2,221
     Total                            247,748   183,149

Financial Settlements (Notional)
 (BBtue/d)                            147,247    88,803

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d using the input method.

   The earnings from commodity sales and services increased by $383 million in the first half of 2000 as compared to the same period of 1999. Earnings from commodity marketing were favorably impacted by increased profits from North American operations attributable to significant increases in natural gas prices combined with price volatility in both the gas and power markets, European power marketing and other marketing activities. Gas and power volumes, which increased 70% and 35%, respectively, were positively impacted in the first half of 2000 by EnronOnline.

   Assets and Investments. Earnings from assets and investments decreased to $275 million in the first half of 2000 as compared to $461 million in the same period of 1999, due to lower earnings from sales of interests in international energy assets and a decline in the value of Enron Wholesale's merchant investments, partially offset by increased earnings from international energy asset operations.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and other support group costs increased in 2000 due to continued expansion into new markets and system upgrades.

Retail Energy Services
   Energy Services reported IBIT of $40 million in the first half of 2000 compared to a loss of $57 million for the same period of 1999.

   Significant components of Energy Services' results are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         2000      1999

Revenues                               $1,482      $710
Gross margin                           $  224      $ 78
IBIT                                   $   40      $(57)

   Revenues and gross margin increased $772 million and $146 million, respectively, in the first half 2000 compared to the first half of 1999, primarily resulting from long-term energy contracts originated in 2000, increased values of Energy Services' contract portfolio and the commencement, in the second half of 1999, of operations in the United Kingdom. Also included in Energy Services' results were gains recognized in 2000 associated with the securitization of equity instruments, offset by losses of an unconsolidated equity affiliate and certain compensation expenses.

Broadband Services
   Broadband Services reported a loss before interest, minority interests and taxes for the first half of 2000 of $8 million. Included in the loss were earnings from sales of excess fiber capacity offset by expenses related to building the business.

Corporate and Other
   Corporate and Other realized a loss before interest expense, minority interests and income taxes of $27 million in the first half of 2000 compared to IBIT of $5 million in the same period of 1999. Results in 2000 include a gain on the sale of certain assets, earnings from Enron Renewable
Energy Corp. related to the completion and sale of a wind project and earnings from Enron's methanol and MTBE operations, offset by equity losses of an unconsolidated equity affiliate and increased expenses related to information technology and advertising.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $26 million and $29 million for the first half of 2000 and 1999, respectively. The net expense increased $7 million in the first half of 2000 as compared to the same period of 1999, primarily due to increased long-term debt levels, increased average short-term borrowings and higher interest rates resulting from general market conditions within the U.S. The increase was partially offset by the replacement of debt related to a Brazilian subsidiary with lower interest rate debt.

Minority Interests
   Minority interests increased $18 million to $74 million in the first half of 2000 compared to the same period in 1999, primarily due to the minority owner's share of the results of a limited partnership formed in the second quarter of 1999, the minority owner's share of the results of Enron's South American operations and the elimination of minority interest attributable to losses of EOG, partially offset by amounts related to Whitewing Associates, L.P.
which is no longer consolidated.

Income Tax Expense
   The projected effective tax rate for 2000 is lower than the statutory rate mainly due to equity earnings and differences between the book and tax basis of certain assets and stock sales. Income taxes increased during the first half of 2000 as compared to the first half of 1999 primarily as a result of increased pretax earnings.

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

   In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Enron does not plan to effect the early adoption of SFAS No. 133, as important interpretations regarding implementation continue to be made. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. Enron believes that SFAS No. 133 (as amended) will not have a material impact on its accounting for price risk management activities but has not yet quantified the effect on its hedging activities or physical based contracts.

FINANCIAL CONDITION

Cash Flows
                                       Six Months Ended
                                           June 30,
(In Millions)                           2000      1999

Cash provided by (used in):
   Operating activities               $  (547)  $   (38)
   Investing activities                (2,254)   (1,859)
   Financing activities                 3,231     2,072

   Cash used in operating activities totaled $547 million in the first half of 2000 as compared to $38 million in the same period last year. Net cash used in operating activities in the first half of 2000 primarily reflects net cash used in price risk management activities, net cash used in acquiring merchant assets and investments and working capital requirements. Higher volatility in the gas and power markets in the second quarter of 2000 and higher prices of commodities purchased and sold by Enron resulted in increased working capital requirements and cash used in price risk management activities. In addition, the change in working capital includes $350 million of cash paid for brokerage deposits related to the higher commodity activity. Management anticipates a reduction in cash requirements in the second half of 2000 as planned sales and monetizations of certain assets are completed.

   Cash used in investing activities totaled $2,254 million in the first six months of 2000 as compared to $1,859 million in the same period of 1999. The 2000 amount reflects cash used for capital expenditures, equity investments, the acquisition of certain minority owners' interests and the acquisition of a minority owner's interests in Enron Energy Services LLC.

   Cash provided by financing activities totaled $3,231 million in the first half of 2000 as compared to $2,072 million during the same period of 1999. The first half of 2000 includes the net issuances of short- and long-term debt of $3,349.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

CAPITALIZATION

   Total capitalization at June 30, 2000 was $25.3 billion.
Debt as a percentage of total capitalization increased to 46.3% at June 30, 2000 as compared to 38.5% at December 31, 1999. The increase in the ratio reflects increased debt levels, the first quarter 2000 acquisition of certain minority owners' interests and the retirement of certain company-obligated preferred securities of a subsidiary, partially offset by the issuances, in the first half of 2000, of Enron common stock and company-obligated preferred securities of subsidiaries and the contribution of common shares (see Note 7). The issuances of Enron common stock related to the acquisition of a minority owner's interest in Enron Energy Services LLC and the exercise of employee stock options.

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

   Enron's value at risk for trading commodity price risk increased to $53 million at June 30, 2000 as compared to $21 million at December 31, 1999. This increase is attributable to increased natural gas prices, combined with increased price volatility in the power and gas markets related to the peak summer season.

   In addition, value at risk for non-trading foreign currency exchange rate risk increased to $10 million at June
30, 2000, compared to $4 million at December 31, 1999. This increase is a result of contracts to hedge currency translation risks associated with Yen-denominated notes issued by Enron during 2000.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

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

ITEM 2. Recent Sales of Unregistered Equity Securities

     During the second quarter of 2000, pursuant to private placement exemptions from the registration requirements of the Securities Act of 1933, Enron (i) sold 4.9 million shares of common stock in connection with the acquisition of shares of Enron Energy Services LLC held by minority shareholders and (ii) sold 617,000 shares of common stock in connection with the acquisition of WarpSpeed Communications. See Part I, Item 1, Note 2 to the Consolidated Financial Statements herein.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The Annual Meeting of Shareholders of Enron Corp. was held on May 2, 2000 in Houston, Texas, for the purposes of electing a board of directors, the appointment of auditors and voting on certain shareholder proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

  Nominee                 Shares FOR   Shares WITHHELD

Robert A. Belfer          658,191,323     10,395,617
Norman P. Blake, Jr.      662,059,377      6,477,563
Ronnie C. Chan            661,894,262      6,642,678
John H. Duncan            661,655,934      6,881,006
Wendy L. Gramm            661,881,396      6,655,544
Ken L. Harrison           662,019,809      6,517,131
Robert K. Jaedicke        661,678,677      6,858,263
Kenneth L. Lay            661,912,033      6,624,907
Charles A. LeMaistre      661,525,573      7,011,367
Rebecca Mark-Jusbasche    581,113,925     87,423,015
John Mendelsohn           661,852,975      6,683,965
Jerome J. Meyer           662,071,275      6,465,665
Paulo V. Ferraz Pereira   662,020,913      6,516,027
Frank Savage              661,803,387      6,733,553
Jeffrey K. Skilling       662,143,620      6,393,320
John A. Urquhart          658,049,726     10,487,214
John Wakeham              648,702,580     19,834,360
Herbert S. Winokur, Jr.   658,482,006     10,054,934

(b) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

  Shares FOR     Shares AGAINST   Shares ABSTAINING
  663,693,175       1,990,565         2,853,200

(c)  The votes cast for the shareholder proposal from Brent
Blackwelder, President, Friends of the Earth Action were as follows:

  Shares FOR     Shares AGAINST   Shares ABSTAINING
  48,244,307      493,792,453        24,939,903

(d)  The votes cast for the shareholder proposal from Dr.
Julia M. Wershing were as follows:

   Shares FOR     Shares AGAINST   Shares ABSTAINING
   31,714,847      524,732,408        10,529,409


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 12  Computation of Ratio of Earnings to
                  Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed May 19, 2000, containing exhibits relating to Enron's registered offering from time to time of medium-term notes.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  August 14, 2000     By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Executive Vice President and Chief
                                Accounting Officer
                               (Principal Accounting Officer)