Form 10-Q
period 2000-09-30
ENRON CORP/OR/
filed 2000-11-14
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000



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

            Class                Outstanding at October 31, 2000

  Common Stock, No Par Value           746,550,863 shares






                           1 of 36

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Income Statement - Three
           Months Ended September 30, 2000 and 1999 and
           Nine Months Ended September 30, 2000 and 1999 3 Consolidated Balance Sheet - September 30, 2000
           and December 31, 1999                              4
       Consolidated Statement of Cash Flows - Nine
           Months Ended September 30, 2000 and 1999           6
       Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     16

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                 34

   ITEM 2. Recent Sales of Unregistered Equity Securities    34

   ITEM 6. Exhibits and Reports on Form 8-K                  34

                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)


                                               Three Months Ended   Nine Months Ended
                                                  September 30,       September 30,
                                                 2000      1999       2000      1999

Revenues                                       $30,007   $11,835    $60,038   $29,139
Costs and Expenses
  Cost of gas, electricity and
   other products                               28,289    10,489     55,501    25,137
  Operating expenses                               855       671      2,494     2,140
  Depreciation, depletion and amortization         256       225        620       676
  Impairment of long-lived assets                    -       441          -       441
  Taxes, other than income taxes                    65        45        190       163
                                                29,465    11,871     58,805    28,557

Operating Income (Loss)                            542       (36)     1,233       582
Other Income and Deductions
  Equity in earnings of unconsolidated
   affiliates                                       46        38        365       269
  Gains on sales of assets
   and investments                                  45       456        135       468
  Other income, net                                 33        62        166       203
Income Before Interest, Minority
 Interests and Income Taxes                        666       520      1,899     1,522
Interest and Related Charges, net                  247       187        604       537
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                         20        19         59        57
Minority Interests                                  35        38        109        94
Income Tax Expense (Benefit)                        72       (14)       208        69
Net Income Before Cumulative Effect of
 Accounting Changes                                292       290        919       765
Cumulative Effect of Accounting Changes,
 net of tax                                          -         -          -      (131)
Net Income                                         292       290        919       634
Preferred Stock Dividends                           21        19         62        42
Earnings on Common Stock                       $   271   $   271    $   857   $   592

Earnings Per Share of Common Stock
  Basic
     Before Cumulative Effect of Accounting
      Changes                                  $  0.37   $  0.38    $  1.17   $  1.03
     Cumulative Effect of Accounting Changes         -         -          -     (0.19)
     Basic Earnings per Share                  $  0.37   $  0.38    $  1.17   $  0.84
  Diluted
     Before Cumulative Effect of Accounting
      Changes                                  $  0.34   $  0.35    $  1.07   $  0.96
     Cumulative Effect of Accounting Changes         -         -          -     (0.17)
     Diluted Earnings per Share                $  0.34   $  0.35    $  1.07   $  0.79

Average Number of Common Shares Used in
 Computation
  Basic                                            741       714        732       702
  Diluted                                          870       781        861       766

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                     September 30,   December 31,
                                                         2000           1999

ASSETS

Current Assets
  Cash and cash equivalents                            $   697        $   288
  Trade receivables (net of allowance for doubtful
   accounts of $35 and $31, respectively)                6,494          3,030
  Other receivables                                      1,181            518
  Assets from price risk management activities           7,294          2,205
  Inventories                                            1,942            598
  Other                                                  1,198            616
     Total Current Assets                               18,806          7,255
Investments and Other Assets
  Investments in and advances to unconsolidated
   affiliates                                            5,376          5,036
  Assets from price risk management activities           7,367          2,929
  Goodwill                                               3,646          2,799
  Other                                                  6,348          4,681
     Total Investments and Other Assets                 22,737         15,445
Property, Plant and Equipment, at cost
  Natural gas transmission                               6,908          6,948
  Electric generation and distribution                   4,284          3,552
  Construction in progress                               1,382          1,491
  Oil and gas, successful efforts method                   720            690
  Other                                                  1,839          1,231
                                                        15,133         13,912
  Less accumulated depreciation, depletion
   and amortization                                      3,680          3,231
     Net Property, Plant and Equipment                  11,453         10,681

Total Assets                                           $52,996        $33,381


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                         September 30,   December 31,
                                                             2000            1999

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                         $ 5,390          $2,154
  Liabilities from price risk
   management activities                                     6,187           1,836
  Short-term debt                                            3,117           1,001
  Other                                                      2,408           1,768
     Total Current Liabilities                              17,102           6,759

Long-Term Debt                                              10,664           7,151

Deferred Credits and Other Liabilities
  Deferred income taxes                                      1,565           1,894
  Liabilities from price risk
   management activities                                     7,314           2,990
  Other                                                      2,282           1,587
     Total Deferred Credits and Other Liabilities           11,161           6,471

Minority Interests                                           1,889           2,430

Company-Obligated Preferred Securities of Subsidiaries         904           1,000

Shareholders' Equity
  Second preferred stock, cumulative, no par value             127             130
  Mandatorily Convertible Junior Preferred Stock,
   Series B, no par value                                    1,000           1,000
  Common stock, no par value                                 8,003           6,637
  Retained earnings                                          3,277           2,698
  Accumulated other comprehensive income                      (958)           (741)
  Common stock held in treasury                                (18)            (49)
  Other                                                       (155)           (105)
     Total                                                  11,276           9,570

Total Liabilities and Shareholders' Equity                 $52,996         $33,381


The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)


                                                     Nine Months Ended
                                                        September 30,
                                                       2000       1999

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                         $   919    $   634
  Cumulative effect of accounting changes                  -        131
  Depreciation, depletion and amortization               620        676
  Deferred income taxes                                   22        (38)
  Equity in earnings of unconsolidated affiliates       (365)      (269)
  Impairment of long-lived assets                          -        441
  Gains on sales of assets and investments              (135)      (461)
  Changes in components of working capital              (188)    (1,072)
  Net assets from price risk management activities      (952)        55
  Merchant assets and investments:
     Realized gains on sales                              15       (252)
     Proceeds from sales                                 683        708
     Additions and unrealized gains and losses        (1,414)      (657)
  Other operating activities                             895         61
Net Cash Provided by (Used in) Operating Activities      100       (43)
Cash Flows From Investing Activities
  Capital expenditures                                (1,549)    (2,022)
  Equity investments                                    (870)      (718)
  Proceeds from sales of investments
   and other assets                                      222        245
  Acquisition of subsidiary stock                       (743)         -
  Business acquisitions, net of cash acquired           (515)      (213)
  Other investing activities                            (147)      (447)
Net Cash Used in Investing Activities                 (3,602)    (3,155)
Cash Flows From Financing Activities
  Issuance of long-term debt                           2,725      1,570
  Repayment of long-term debt                           (545)    (1,417)
  Net increase in short-term borrowings                1,694      2,038
  Net redemption of preferred securities
   of subsidiaries                                       (95)         -
  Issuance of subsidiary equity                            -        513
  Issuance of common stock                               182        889
  Dividends paid                                        (396)      (346)
  Net disposition of treasury stock                      354        223
  Other financing activities                              (8)       (67)
Net Cash Provided by Financing Activities              3,911      3,403
Increase in Cash and Cash Equivalents                    409        205
Cash and Cash Equivalents, Beginning of Period           288        111
Cash and Cash Equivalents, End of Period            $    697    $   316

Changes in Components of Working Capital
  Receivables                                       $ (3,694)   $  (994)
  Inventories                                            339       (112)
  Payables                                             3,081        (45)
  Other                                                   86         79
     Total                                          $   (188)   $(1,072)


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

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first nine months of 2000 and 1999 was $37 million and $23 million, respectively. Cash paid for interest for the same periods, net of amounts capitalized, was $540 million and $544 million, respectively. Enron recorded tax benefits related to stock options exercised by employees of approximately
$410 million in the first nine months of 2000.

  In the third quarter of 2000, Enron, through a wholly-owned subsidiary, acquired all of the outstanding common shares of MG plc, a leading independent international metals market-making business that provides financial and marketing services to the global metals industry, for approximately $470 million in cash. Enron recorded goodwill of approximately $260 million. As of the date of acquisition, MG plc's balance sheet primarily consisted of approximately $1.7 billion of metals inventory and $1.5 billion of short-term debt.

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

   In the first nine months of 2000, Enron entered into various transactions with related parties and a third party which resulted in the non-cash exchange of certain assets and a non-cash increase in common stock of $171 million. See Note 7.

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

   Trojan Investment Recovery. In early 1993, Portland General Electric Company (PGE) ceased commercial operation of the Trojan nuclear power generating facility (Trojan). The Oregon Public Utility Commission
(OPUC) granted PGE, through a general rate order, recovery of, and a return on, its remaining investment in Trojan.

   The OPUC's general rate order related to Trojan has been subject to litigation in various state courts, including rulings by the Oregon Court of Appeals and petitions to the Oregon Supreme Court filed by parties opposed to the OPUC's order, including the Utility Reform Project(URP) and the Citizens Utility Board (CUB).

   In August 2000, PGE entered into agreements with CUB and the staff of the OPUC to settle the litigation related to PGE's recovery of its investment in the Trojan plant. Under the agreements, CUB agreed to withdraw from the litigation and support the settlement as the means to resolve the Trojan litigation. The OPUC approved the accounting and ratemaking elements of the settlement on September 29, 2000. As a result of these approvals, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return on or a return of that investment. Collection of ongoing decommissioning costs at Trojan is not affected by the settlement agreements or the September 29, 2000 OPUC order. With CUB's withdrawal, URP is the one remaining significant adverse party in the litigation. URP has indicated that it plans to continue to challenge the OPUC order allowing PGE recovery of its investment in Trojan.

   Enron cannot predict the outcome of these actions. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

4. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                       Nine Months Ended
                                       Third Quarter     September 30,
                                        2000    1999     2000    1999
Numerator:
  Basic
     Income before cumulative effect
      of accounting changes            $ 292   $ 290    $ 919   $ 765
     Preferred stock dividends:
       Second preferred stock             (5)     (4)     (13)    (13)
       Series B Preferred Stock          (16)    (15)     (49)    (29)
     Income available to common
      shareholders before cumulative
      effect of accounting changes       271     271      857     723
     Cumulative effect of accounting
      changes                              -       -        -    (131)
     Income available to common
      shareholders                     $ 271   $ 271    $ 857   $ 592
  Diluted
     Income available to common
      shareholders before cumulative
      effect of accounting changes     $ 271   $ 271    $ 857   $ 723
     Effect of assumed conversion
      of dilutive securities:
       Second preferred stock              5       4       13      13
       Series B Preferred Stock           16       -       49       -
     Income before cumulative effect
      of accounting changes              292     275      919     736
     Cumulative effect of accounting
      changes                              -       -        -    (131)
     Income available to common
      shareholders after assumed
      conversions                      $ 292   $ 275    $ 919   $ 605
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares       741     714      732     702
  Effect of assumed conversion of
   dilutive securities:
     Preferred stock:
       Second preferred stock             35      36       35      36
       Series B Preferred Stock           50       -       50       -
     Stock options                        44      31       44      28
  Dilutive potential common shares       129      67      129      64
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions        870     781      861     766
Basic earnings per share:
  Before cumulative effect of
   accounting changes                  $0.37   $0.38    $1.17   $1.03
  Cumulative effect of accounting
   changes                                 -       -        -   (0.19)
  Basic earnings per share             $0.37   $0.38    $1.17   $0.84
Diluted earnings per share:
  Before cumulative effect of
   accounting changes                  $0.34   $0.35    $1.07   $0.96
  Cumulative effect of accounting
   changes                                 -       -        -   (0.17)
  Diluted earnings per share           $0.34   $0.35    $1.07   $0.79

5. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                                   Nine Months Ended
                                    Third Quarter    September 30,
                                     2000    1999     2000   1999

Net income                          $ 292   $ 290    $ 919   $ 634
Other comprehensive income:
  Foreign currency
   translation adjustment             (89)    (93)   (190)    (691)
  Change in value of available-
   for-sale investments                (8)      -     (27)       -
Total comprehensive income (loss)   $ 195   $ 197   $ 702    $ (57)

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

                                                   Wholesale
                                 Transportation      Energy       Retail                Corporate
                                      and          Operations     Energy    Broadband      and
(In Millions)                     Distribution    and Services   Services   Services     Other(c)    Total

Three Months Ended
 September 30, 2000

Unaffiliated revenues(a)            $  789           $27,669      $1,289      $ 135      $   125    $30,007
Intersegment revenues(b)                69               476         187          -         (732)         -
  Total revenues                    $  858           $28,145      $1,476      $ 135      $  (607)   $30,007
Income (loss) before interest,
 minority interests and
 income taxes                       $  157           $   627      $   30      $ (20)     $  (128)   $   666

Nine Months Ended
 September 30, 2000

Unaffiliated revenues(a)            $1,933           $54,787      $2,662      $ 345      $   311    $60,038
Intersegment revenues(b)               125               906         296          -       (1,327)         -
  Total revenues                    $2,058           $55,693      $2,958      $ 345      $(1,016)   $60,038
Income (loss) before interest,
 minority interests and
 income taxes                       $  529           $ 1,483      $   70      $ (28)     $  (155)   $ 1,899

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

   Total assets by segment are as follows (in millions):

                                 September 30,   December 31,
                                     2000            1999

Transportation and Distribution    $ 8,022         $ 7,959
Wholesale Energy Operations
 and Services                       37,768          20,674
Retail Energy Services               2,745             956
Broadband Services                   1,118             511
Corporate and Other                  3,343           3,281
   Total Assets                    $52,996         $33,381

   The increase in assets of the Wholesale Energy Operations and Services segment is primarily a result of an increase in price risk management assets and trade receivables related to increased activity in Enron's gas and power marketing businesses and, to a lesser extent, the acquisition of MG plc.

7. RELATED PARTY TRANSACTIONS

   In the first nine months of 2000, Enron entered into transactions with limited partnerships (the Related Party), whose general partner's managing member is a senior officer of Enron. The limited partners of the Related Party are unrelated to Enron.

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

   In the second quarter of 2000, Enron sold a portion of its excess dark fiber inventory to the Related Party in exchange for $30 million cash and a $70 million note receivable that matures in seven years and bears a market rate of interest. Enron recognized gross margin of $67 million on the sale.

   In the second and third quarters of 2000, Enron entered into transactions with the Related Party to hedge certain merchant investments and other assets. As part of the transactions, Enron (i) contributed to newly-formed entities (the Entities) assets valued at approximately $1.2 billion, including 3.7 million restricted shares of outstanding Enron common stock, $150 million in Enron notes payable, the right to receive up to 18.0 million shares of outstanding Enron common stock in March 2003 (subject to certain conditions) and (ii) transferred to the entities assets valued at approximately $309 million, including a $50 million note payable and an investment in an entity that indirectly holds warrants convertible into common stock of an Enron equity method investee. In return, Enron received economic interests in the Entities, $309 million in notes receivable and a special distribution from the Entities in the form of $1.2 billion in notes receivable, subject to changes in the principal for amounts payable by Enron in connection with the execution of additional derivative instruments. In addition, Enron paid $123 million to purchase share-settled options from the Entities on 21.7 million shares of Enron common stock. The Entities paid Enron $10.7 million in the third quarter to terminate the share-settled options on 14.6 million shares of Enron common stock outstanding at June 30, 2000.

   In the third quarter of 2000, Enron entered into derivative transactions with the Entities with a combined notional value of approximately $1.2 billion to hedge certain merchant investments and other assets. Enron's notes receivable balance was reduced by $36 million as a result of premiums owed on derivative transactions. Enron recognized revenues of approximately $60 million related to the derivative transactions, which offset market value changes of certain merchant investments. In addition, Enron recognized $10.2 million and $1.5 million of interest income and interest expense, respectively, on the notes receivable from and payable to the Entities.

   Management believes that the terms of the transactions with related parties were reasonable and are representative of terms that would be negotiated with unrelated third parties.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Third Quarter 2000
vs. Third Quarter 1999

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's third quarter 2000 net income was $292 million compared to $223 million (excluding items impacting comparability) in the third quarter of 1999. Items impacting comparability in the third quarter of 1999 include a $345 million gain on the sale of Enron Oil & Gas Company
(EOG) stock and a $278 million charge to reflect impairment of MTBE assets. Enron's operating segments include Transportation and Distribution (Transportation Services, formerly Gas Pipeline Group, and Portland General), Wholesale Energy Operations and Services (Enron's North American, European and international energy businesses), Retail Energy Services (Enron Energy Services), Broadband Services (Enron Broadband Services), Exploration and Production (through August 16, 1999) and Corporate and Other, which includes certain other businesses. Items impacting comparability are discussed in the respective segment results.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                        Third Quarter
                                        2000      1999

Basic earnings per share               $ 0.37    $ 0.38

Diluted earnings (loss) per share:
  Results before items impacting
   comparability                       $ 0.34    $ 0.27
  Items impacting comparability:
     Gain on sale of EOG                    -      0.44
     Charge to reflect impairment of
      MTBE assets                           -     (0.36)
Diluted earnings per share             $ 0.34    $ 0.35

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                            Third Quarter
                                            2000      1999

Transportation and Distribution:
  Transportation Services                  $  83     $  85
  Portland General                            74        52
Wholesale Energy Operations and Services     627       378
Retail Energy Services                        30       (18)
Broadband Services                           (20)        -
Exploration and Production                     -        33
Corporate and Other                         (128)      (10)
  Income before interest, minority
   interests and taxes                     $ 666     $ 520

Transportation and Distribution
   Transportation and Distribution consists of
Transportation Services and Portland General.
Transportation Services includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company
(Northern), Transwestern Pipeline Company (Transwestern),
Enron's 50% interest in Florida Gas Transmission Company
(Florida Gas) and Enron's interests in Northern Border
Pipeline and EOTT Energy Partners, L.P.

   Transportation Services. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         Third Quarter
                                         2000      1999

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  3,009     3,525
  Transwestern Pipeline                 1,746     1,575
  Florida Gas Transmission              1,649     1,659
  Northern Border Pipeline              2,420     2,419

(a)  Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                         Third Quarter
                                         2000      1999

Net revenues                            $ 119     $ 145
Operating expenses                         63        64
Depreciation and amortization              16        18
Equity in earnings                         28        14
Other income, net                          15         8
  Income before interest and taxes      $  83     $  85

   Revenues, net of cost of sales (net revenues) of Transportation Services decreased $26 million in the third quarter of 2000 as compared to the same period in 1999. The decrease in net revenues is primarily due to the sale in 1999 of gas from Northern's gas storage inventory and lower transport rates resulting from a rate case settlement. The rate case, which was settled in June 1999 and implemented in November 1999, requires Northern to charge higher rates during the winter season and lower rates during the summer months. Equity in earnings of affiliates and other income, net increased $14 million and $7 million, respectively, in the third quarter of 2000 as compared to the same period of 1999. The increase in equity in earnings relates primarily to Enron's investment in Florida Gas. Other income, net for the third quarter of 2000 included a gain related to the sale of compressor-related equipment. The 1999 period included interest earned in connection with Enron's financing of an acquisition by an unconsolidated affiliate.

   Portland General. Statistics for Portland General for the third quarter of 2000 and 1999 are as follows:

                                             Third Quarter
                                             2000      1999

Electricity Sales (Thousand MWh)(a)
  Residential                                1,444     1,440
  Commercial                                 1,964     1,951
  Industrial                                 1,249     1,162
     Total Retail                            4,657     4,553
  Wholesale                                  5,703     4,921
     Total Electricity Sales                10,360     9,474

Average Billed Revenue (cents per kWh)        6.89      4.15

Resource Mix
  Coal                                           9%       14%
  Combustion Turbine                            14         8
  Hydro                                          4         5
     Total Generation                           27        27
  Firm Purchases                                63        61
  Secondary Purchases                           10        12
     Total Resources                           100%      100%

Average Variable Power Cost (Mills/kWh)(b)    48.8     24.7

Retail Customers (end of period, thousands)    722      714

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   For the third quarter of 2000, Portland General realized
IBIT of $74 million as compared to $52 million in the same period in 1999. Significant components of IBIT are as follows (in millions):

                                         Third Quarter
                                         2000      1999

Revenues                                 $729      $407
Purchased power and fuel                  522       241
Operating expenses                         85        74
Depreciation and amortization              60        43
Other income, net                          12         3
  Income before interest and taxes       $ 74      $ 52

   Revenues and purchased power and fuel costs increased
$322 million and $281 million, respectively, in the third quarter of 2000 as compared to the third quarter of 1999.
The increase in revenue is primarily a result of increases in the price of power and increases in sales to wholesale and industrial customers. Higher purchased power and fuel costs partially offset the revenue increase. Operating expenses increased primarily due to increased plant maintenance costs related to periodic overhauls. Other income, net increased $9 million in the third quarter of 2000 as compared to the same period in 1999 primarily as a result of gains on the sale of certain generation-related assets. Depreciation and amortization increased $17 million, primarily as a result of increased regulatory amortization.

   On November 8, 1999, Enron announced that it had entered into an agreement to sell Portland General Electric Company
(PGE) to Sierra Pacific Resources for $2.1 billion. The proposed transaction, which is subject to regulatory approval, is expected to close in early 2001.

Wholesale Energy Operations and Services
   Enron's wholesale business (Enron Wholesale) includes its wholesale energy businesses around the world. Enron Wholesale operates in developed and deregulated markets such as North America and Europe, as well as developing or newly deregulating markets including South America, India and Japan.

   Enron builds its wholesale businesses through the creation of networks involving asset ownership, contractual access to third-party assets and market-making activities. Each market in which Enron Wholesale operates utilizes these components in a slightly different manner and is at a different stage of development. This network strategy has enabled Enron Wholesale to establish a leading position in its markets. Enron Wholesale's activities are categorized into two business lines: (a) Commodity Sales and Services and (b) Assets and Investments. Activities may be integrated into a bundled product offering for Enron's customers.

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

   The following table reflects IBIT for each business line
(in millions):

                                         Third Quarter
                                         2000      1999

Commodity Sales and Services             $404      $172
Assets and Investments                    305       240
Unallocated expenses                      (82)      (34)
  Income before interest, minority
   interests and taxes                   $627      $378

   The following discussion analyzes the contributions to IBIT for each business line.

   Commodity Sales and Services. Enron Wholesale provides reliable commodity delivery and predictable pricing to its customers through forward and other contracts. This market-making activity includes the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, as well as the management of Enron Wholesale's own portfolio of contracts. Enron Wholesale's market-making activity is facilitated through a network of capabilities including asset ownership. Accordingly, certain assets involved in the delivery of these services are included in this business (such as intrastate natural gas pipelines, gas storage facilities and certain power plants).

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                               Third Quarter
                                               2000      1999

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               17,176     8,573
  Canada                                       7,449     4,748
  Europe and Other                             3,605     1,640
                                              28,230    14,961
Transport Volumes                                618       537
     Total Gas Volumes                        28,848    15,498
Crude Oil and Liquids                          5,754     4,699
Electricity(c)                                18,857    12,406
     Total                                    53,459    32,603

Electricity Volumes Marketed (Thousand MWh)
  United States                              162,963   111,336
  Europe and Other                            10,525     2,795
     Total                                   173,488   114,131

Financial Settlements (Notional) (BBtue/d)   212,174   109,351

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

   The earnings from commodity sales and services increased by $232 million in the third quarter of 2000 as compared to the same period of 1999. Earnings from commodity marketing were favorably impacted by increased profits from North American operations, attributable to significant price volatility in both the gas and power markets, and increased earnings from European power marketing. Gas and power volumes, which increased 86% and 52%, respectively, were positively impacted in the third quarter of 2000 by EnronOnline, an internet-based eCommerce system which allows customers to transact with Enron as the principal.

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

   Additionally, Enron Wholesale invests in debt and equity securities of energy and certain communications-related businesses, which may also utilize Enron Wholesale's products and services. With these merchant investments, Enron's influence is much more limited relative to assets
Enron develops or constructs. Earnings from these activities result from changes in the market value of the securities. Enron Wholesale uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments.

   Earnings from assets and investments increased to $305 million in the third quarter of 2000 as compared to $240 million in the same period of 1999, primarily as a result of a net increase in the market value of Enron Wholesale's merchant investments and increased earnings from international energy asset operations, partially offset by development costs. Earnings from merchant investments were favorably impacted by a significant increase in the market value of Enron Wholesale's power-related investments, partially offset by the decline in value of investments in certain energy-intensive industries.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and performance-related costs increased in 2000 due to the growth of Enron Wholesale's existing businesses and continued expansion into new markets.

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

   Significant components of Energy Services' results are as follows (in millions):

                                         Third Quarter
                                         2000      1999

Revenues                               $1,476      $542
Cost of sales                           1,325       485
Operating expenses                        134        72
Depreciation and amortization               9         9
Equity in earnings                        (15)        -
Other income, net                          37         6
   Income before interest and taxes     $  30      $(18)

   Revenues and gross margin increased $934 million and $94 million, respectively, in the third quarter of 2000 compared to the third quarter of 1999, primarily resulting from sales of power to Energy Services' increasing base of customers, long-term energy contracts originated in the third quarter of 2000, and the commencement, in the second half of 1999, of operations in the United Kingdom. Operating expenses increased as a result of the growth of Energy Services' business. Included in other income, net in the third quarter 2000 were gains associated with the securitization of non-merchant equity instruments. Equity in earnings reflects equity losses in Enron's investment in The New Power Company, a company formed to market energy to residendial and small commercial customers.

Broadband Services
   Enron's broadband services business (Broadband Services) provides customers with a single source for broadband services. In implementing Enron's network strategy, Broadband Services is constructing the Enron Intelligent Network (EIN), a nationwide fiber optic network that consists of both fiber deployed by Enron and acquired capacity on non-Enron networks. The EIN, managed by Enron's Broadband Operating System software, provides a bandwidth-on-demand platform allowing Broadband Services to deliver high-bandwidth media rich content such as video streaming, high capacity data transport and video conferencing. In addition, Enron is extending its market-making and risk management skills from its energy business to develop the bandwidth intermediation business to help customers manage unexpected fluctuation in the price, supply and demand of bandwidth. Broadband Services also makes investments in companies with related technologies and with the potential for capital appreciation. Earnings from these merchant investments, which are accounted for on a fair value basis and are included in revenues, result from changes in the market value of the securities. Broadband Services uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments.

     The components of Broadband Services' businesses include the development and construction of the EIN, sales of excess fiber and software, the marketing and management of bandwidth and the delivery of content. Significant components of Broadband Services' results are as follows
(in millions):

                                     Third Quarter
                                         2000

Gross Margin                             $154
Operating expenses                        123
Depreciation and amortization              52
Other income, net                           1
   Income before interest and taxes      $(20)

   Broadband Services recognized a loss before interest, minority interests and taxes of $20 million in the third quarter of 2000. Gross margin benefited from the significant increase in the market value of Broadband
Services' merchant investments. Expenses incurred during the period include certain incentive-based compensation costs, expenses related to building the business and depreciation and amortization.

Corporate and Other
   Corporate and Other realized a loss before interest, minority interests and taxes of $128 million in the third quarter of 2000 compared to a loss of $10 million in the same period of 1999. Significant components of IBIT are as follows (in millions):

                                             Third Quarter
                                             2000      1999

IBIT before items impacting comparability   $(128)   $  (23)

Items impacting comparability:
  Gain on sale of EOG                           -       454
  Charge to reflect impairment of MTBE
   assets                                       -      (441)
IBIT                                        $(128)   $  (10)

   Results of the current year quarter reflect increased expense, including information technology costs and long-term employee compensation, as well as equity losses related to Azurix Corp.

Interest and Related Charges, net
   Interest and related charges, net is reported net of interest capitalized of $3 million and $16 million for the third quarter of 2000 and 1999, respectively. The net expense increased $60 million in the third quarter of 2000 as compared to the same period of 1999, primarily due to increased long-term debt levels, increased average short-term borrowings, short-term debt assumed as a result of the acquisition of MG plc (see Note 2 to the Consolidated
Financial Statements) and higher interest rates resulting from general market conditions within the U.S.

Income Tax Expense
   The projected effective tax rate for 2000 is lower than the statutory rate mainly due to equity earnings, consolidated foreign earnings and differences between the book and tax basis of certain assets and stock sales.
Income taxes, excluding taxes related to items impacting comparability, increased during the third quarter of 2000 as compared to the third quarter of 1999 primarily as a result of increased pretax earnings.


RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000
vs. Nine Months Ended September 30, 1999


RESULTS OF OPERATIONS

Consolidated Net Income
   Enron reported net income of $919 million for the first nine months of 2000 compared to $698 million, excluding items impacting comparability, during the same period in 1999. Items impacting comparability in 1999 include a $345 million gain on the sale of EOG stock, a $278 million charge to reflect impairment of MTBE assets and a $131 million charge to reflect the cumulative effect of accounting changes.

   Basic and diluted earnings (loss) per share of common stock were as follows:

                                              Nine Months Ended
                                                September 30,
                                                2000      1999

Basic earnings per share                       $ 1.17    $ 0.84

Diluted earnings (loss) per share:
  Results before items impacting
   comparability                               $ 1.07    $ 0.87
  Items impacting comparability:
     Gain on sale of EOG                            -      0.45
     Charge to reflect impairment of
      MTBE assets                                   -     (0.36)
     Cumulative effect of accounting changes        -     (0.17)
Diluted earnings per share                     $ 1.07    $ 0.79

Income Before Interest, Minority Interests and Income Taxes
   The following table presents IBIT for each of Enron's operating segments (in millions):

                                           Nine Months Ended
                                             September 30,
                                             2000      1999

Transportation and Distribution:
  Transportation Services                  $  288    $  283
  Portland General                            241       200
Wholesale Energy Operations and Services    1,483     1,054
Retail Energy Services                         70       (75)
Broadband Services                            (28)        -
Exploration and Production                      -        65
Corporate and Other                          (155)       (5)
  Income before interest, minority
   interests and taxes                     $1,899    $1,522

Transportation and Distribution
   Transportation Services. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                        Nine Months Ended
                                          September 30,
                                         2000      1999

Total Volumes Transported (Bbtu/d)(a)
  Northern Natural Gas                  3,464     3,847
  Transwestern Pipeline                 1,639     1,462
  Florida Gas Transmission              1,601     1,477
  Northern Border Pipeline              2,438     2,404

(a)  Reflects 100% of each entity's throughput volumes.

   Significant components of IBIT are as follows (in millions):

                                        Nine Months Ended
                                          September 30,
                                         2000      1999

Net revenues                             $468      $450
Operating expenses                        204       190
Depreciation and amortization              49        52
Equity in earnings                         45        30
Other income, net                          28        45
  Income before interest and taxes       $288      $283

   Revenues, net of cost of sales increased in the first nine months of 2000 as compared to the same period in 1999 primarily due to higher gas sales in 2000 from Northern's storage inventory, partially offset by lower transport fees. Operating expenses increased $14 million primarily as a result of higher overhead costs and costs related to increased regulatory amortization. The increase in equity in earnings relates primarily to Enron's investment in Florida Gas. Other income, net decreased $17 million in the first nine months of 2000 as compared to the same period of 1999. Included in the first nine months of 2000 were gains related to an energy commodity contract and the sale of compressor-related equipment. The 1999 period included interest earned in connection with Enron's financing of an acquisition by an unconsolidated affiliate and the early settlement of an interest rate contract.

  Portland General. Statistics for Portland General for the first nine months of 2000 and 1999 are as follows:

                                           Nine Months Ended
                                              September 30,
                                             2000      1999

Electricity Sales (Thousand MWh)(a)
  Residential                                5,285     5,400
  Commercial                                 5,605     5,513
  Industrial                                 3,653     3,265
     Total Retail                           14,543    14,178
  Wholesale                                 14,893     9,312
     Total Electricity Sales                29,436    23,490

Average Billed Revenue (cents per kWh)        5.18      4.10

Resource Mix
  Coal                                          10%       15%
  Combustion Turbine                            10         6
  Hydro                                          6         9
     Total Generation                           26        30
  Firm Purchases                                66        57
  Secondary Purchases                            8        13
     Total Resources                           100%      100%

Average Variable Power Cost (Mills/kWh)(b)    32.6     19.1

Retail Customers (end of period, thousands)    722      714

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                        Nine Months Ended
                                          September 30,
                                         2000      1999

Revenues                               $1,557    $1,002
Purchased power and fuel                  976       460
Operating expenses                        239       223
Depreciation and amortization             152       137
Other income, net                          51        18
  IBIT                                 $  241    $  200

   Revenues and purchased power and fuel costs increased $555 million and $516 million, respectively, in the first nine months of 2000 as compared to the same period in 1999. The increase in revenue is primarily the result of a significant increase in the price of power, an increase in wholesale sales and increased sales to industrial and commercial customers. Higher purchased power and fuel costs partially offset the revenue increase. Operating expenses increased primarily due to increased plant maintenance costs related to periodic overhauls. Other income, net increased $33 million in the first nine months of 2000 as compared to the same period in 1999 primarily as a result of the impact of an OPUC order allowing certain deregulation costs to be deferred and recovered through rate cases and gains on the sale of certain generation-related assets. Depreciation and amortization increased $15 million in the first nine months of 2000 primarily as a result of increased regulatory amortization.

Wholesale Energy Operations and Services
   The following table reflects IBIT for each of Enron
Wholesale's business lines (in millions):

                                        Nine Months Ended
                                          September 30,
                                         2000      1999

Commodity Sales and Services           $1,092    $  477
Assets and Investments                    580       701
Unallocated expenses                     (189)     (124)
  Income before interest, minority
   interests and taxes                 $1,483    $1,054

   The following discussion analyzes the contributions to IBIT for each of the business lines.

   Commodity Sales and Services. Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                            Nine Months Ended
                                               September 30,
                                              2000      1999

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                               16,418     8,564
  Canada                                       6,146     4,395
  Europe and Other                             3,223     1,553
                                              25,787    14,512
Transport Volumes                                557       535
     Total Gas Volumes                        26,344    15,047
Crude Oil and Liquids                          5,645     5,937
Electricity(c)                                15,373    10,889
     Total                                    47,362    31,873

Electricity Volumes Marketed (Thousand MWh)
  United States                              389,955   292,264
  Europe and Other                            31,281     5,012
     Total                                   421,236   297,276

Financial Settlements (Notional) (BBtue/d)   169,048    95,786

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy
     Services.
(c) Represents electricity transaction volumes marketed, converted to BBtue/d.

   The earnings from commodity sales and services increased by $615 million in the first nine months of 2000 as compared to the same period of 1999. Earnings from commodity marketing were favorably impacted by increased profits from North American operations attributable to significant increases in natural gas prices combined with price volatility in both the gas and power markets and European power marketing activities. Gas and power volumes, which increased 75% and 41%, respectively, were positively impacted in the first nine months of 2000 by EnronOnline.

   Assets and Investments. Earnings from assets and investments decreased to $580 million in the first nine months of 2000 as compared to $701 million in the same period of 1999, due to lower earnings from sales of interests in international energy assets and a decline in the value of Enron Wholesale's merchant investments, partially offset by increased earnings from international energy asset operations. Earnings from merchant investments were impacted by the decline in value of communications and energy-intensive industry investments, partially offset by increases in the market value of power-related investments.

   Unallocated Expenses. Net unallocated expenses such as rent, systems expenses and performance-related costs increased in 2000 due to growth of Enron Wholesale's existing businesses and continued expansion into new markets.

Retail Energy Services
   Energy Services reported IBIT of $70 million in the first nine months of 2000 compared to a loss of $75 million for the same period of 1999.

   Significant components of Energy Services' results are as follows (in millions):

                                       Nine Months Ended
                                         September 30,
                                        2000      1999

Revenues                               $2,958    $1,252
Cost of sales                           2,585     1,116
Operating expenses                        331       197
Depreciation and amortization              27        19
Equity in earnings                        (32)        -
Other income, net                          87         5
  Income before interest and taxes     $   70    $  (75)

   Revenues and gross margin increased $1,706 million and $237 million, respectively, in the first nine months 2000 compared to the first nine months of 1999, primarily resulting from sales of power to Energy Services' increasing base of customers, long-term energy contracts originated in 2000, increased values of Energy Services' contract portfolio and the commencement, in the second half of 1999, of operations in the United Kingdom. Operating expenses increased as a result of certain compensation expenses and the growth of Energy Services' business. Included in other income, net in the first nine months of 2000 were gains recognized associated with the securitization of non-merchant equity instruments. Equity in earnings reflects equity losses in Enron's investment in The New Power Company.

Broadband Services
   Broadband Services reported a loss before interest, minority interests and taxes for the first nine months of 2000 of $28 million.

   Significant components of Broadband Services' results are as follows (in millions):

                                   Nine Months Ended
                                   September 30, 2000

Gross margin                             $281
Operating expenses                        249
Depreciation and amortization              63
Other income, net                           3
  Income before interest and taxes       $(28)

   Broadband Services recognized a loss before interest, minority interests and taxes of $28 million in the first nine months of 2000. Gross margin included earnings from sales of excess fiber and the significant increase in the market value of Broadband Services' merchant investments. Expenses incurred during the period include certain incentive-based compensation costs, expenses related to building the business and depreciation and amortization.

Corporate and Other
   Corporate and Other realized a loss before interest, minority interests and taxes of $155 million in the first nine months of 2000 compared to a loss of $5 million for the same period in 1999. Significant components of IBIT are as follows (in millions):

                                           Nine Months Ended
                                             September 30,
                                             2000     1999

IBIT before items impacting comparability   $(155)   $ (18)

Items impacting comparability:
  Gain on sale of EOG                           -      454
  Charge to reflect impairment of MTBE
   assets                                       -     (441)
IBIT                                        $(155)   $  (5)

   Results in 2000 include increased expenses, including information technology costs and long-term employee compensation, and equity losses related to Azurix Corp., partially offset by a gain on the sale of certain assets and earnings from Enron Renewable Energy Corp. related to the completion and sale of a wind project.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $28 million and $45 million for the first nine months of 2000 and 1999, respectively. The net expense increased $67 million in the first nine months of 2000 as compared to the same period of 1999, primarily due to increased long-term debt levels, increased average short-term borrowings, short-term debt assumed as a result of the acquisition of MG plc and higher interest rates resulting from general market conditions within the U.S. The increase was partially offset by the replacement of debt related to a Brazilian subsidiary with lower interest rate debt.

Minority Interests
   Minority interests increased $14 million to $109 million in the first nine months of 2000 compared to the same period in 1999, primarily due to the minority owner's share of the results of a limited partnership formed in the second quarter of 1999, partially offset by amounts related to Whitewing Associates, L.P. which is no longer consolidated.

Income Tax Expense
   The projected effective tax rate for 2000 is lower than the statutory rate mainly due to equity earnings, consolidated foreign earnings and differences between the book and tax basis of certain assets and stock sales.
Income taxes, excluding taxes related to items impacting comparability, increased during the same period of 1999 primarily as a result of increased pretax earnings.

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

NEW ACCOUNTING PRONOUNCEMENTS

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

   In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. A company may implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, however, the statement cannot be applied retroactively. Enron does not plan to effect the early adoption of SFAS No. 133, as important interpretations regarding implementation continue to be made. In June 2000, the FASB issued SFAS No. 138, which amended certain guidance within SFAS No. 133. Enron believes that the adoption of SFAS No. 133 (as amended) will not have a material impact on its financial statements. The assessment of the impact of adopting SFAS No. 133 excludes PGE, the sale of which is expected to close in early 2001. PGE has not yet completed the quantification of the impact of adopting SFAS No. 133 pending final interpretation of the statement by accounting regulatory bodies.

FINANCIAL CONDITION


Cash Flows
                                      Nine Months Ended
                                        September 30,
(In Millions)                           2000      1999

Cash provided by (used in):
   Operating activities               $   100   $   (43)
   Investing activities                (3,602)   (3,155)
   Financing activities                 3,911     3,403

   Cash provided by operating activities totaled $100 million in the first nine months of 2000 as compared to cash used in operating activities of $43 million in the same period last year. Net cash provided by operating activities in the first nine months of 2000 primarily reflects increased earnings and proceeds from sales of merchant assets and investments, partially offset by net cash used in price risk management activities and net cash used in acquiring merchant assets and investments. Higher volatility in the gas and power markets in the second and third quarters of 2000 and higher prices of commodities purchased and sold by Enron resulted in an increase in cash used in price risk management activities. Management anticipates an increase in operating cash flow in the last quarter of 2000 due to expected reductions in working capital, net price risk management assets and merchant investments.

   Cash used in investing activities totaled $3.6 billion in the first nine months of 2000 as compared to $3.2 billion in the same period of 1999. The 2000 amount reflects cash used for capital expenditures, the acquisition of certain minority owners' interests, equity investments and the acquisition of MG plc, partially offset by proceeds received from sales of investments and assets.

   Cash provided by financing activities totaled $3.9
billion in the first nine months of 2000 as compared to $3.4 billion during the same period of 1999. The first nine months of 2000 includes the net issuances of short- and long-term debt of $3.9 billion.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

CAPITALIZATION

   Total capitalization at September 30, 2000 was $27.9 billion. Debt as a percentage of total capitalization increased to 49.5% at September 30, 2000 as compared to 38.5% at December 31, 1999. The increase in the ratio reflects increased debt levels, the first quarter 2000 acquisition of certain minority owners' interests, the retirement of certain company-obligated preferred securities of a subsidiary and the decline in the value of the British pound sterling, partially offset by the issuances, in the first nine months of 2000, of Enron common stock and company-obligated preferred securities of subsidiaries and the contribution of common shares (see Note 7 to the Consolidated Financial Statements). The issuances of Enron common stock related to the acquisition of a minority owner's interest in Enron Energy Services LLC and the exercise of employee stock options.

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

   Enron's value at risk for trading commodity price risk increased to $55 million at September 30, 2000 as compared to $21 million at December 31, 1999. This increase is attributable to increased natural gas prices, combined with increased price volatility in the power and gas markets related to overall market conditions.

   In addition, value at risk for non-trading foreign currency exchange rate risk increased to $10 million at September 30, 2000, compared to $4 million at December 31,
1999. This increase is a result of contracts to hedge currency translation risks associated with Yen-denominated notes issued by Enron during 2000.

   Enron's value at risk for trading equity risk was $31 million at September 30, 2000. Equity trading market risk relates to Enron's merchant assets and investments and certain derivative instruments associated with merchant activities.


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this document are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the Transportation Services, demand in the market for broadband services and high bandwidth applications, transaction volumes in the U.S. power market, commencement of commercial operations of new power plants and pipeline projects, and growth in the demand for retail energy outsourcing solutions. When used in this document, the words "anticipate," "believe," "estimate," "except," "intend," "may," "project," "plan," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Enron believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include political developments in foreign countries; the ability of Enron to penetrate new retail natural gas and electricity markets (including energy outsourcing markets) in the United States and Europe; the ability to penetrate the broadband services market; the timing and extent of deregulation of energy markets in the United States and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects; the effectiveness of Enron's risk management activities; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and Enron's ability to maintain or increase the credit ratings for its unsecured senior long-term debt obligations.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

   See Part I. Item 1, Note 3 to Consolidated Financial
Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 2. Recent Sales of Unregistered Equity Securities

   During the third quarter of 2000, pursuant to a private placement exemption from the registration requirements of the Securities Act of 1933, Enron exchanged 214,141 shares of common stock in connection with the acquisition of Weiss
Holding Company, the minority owner of a company in the facility maintenance and repair business, in a transaction valued at approximately $16.9 million.

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

   Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

   None.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  November 14, 2000       By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Executive Vice President and
                                Chief Accounting Officer
                               (Principal Accounting Officer)