Form 10-K
period 2000-12-31
ENRON CORP/OR/
filed 2001-04-02
CIK 1024401

SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D. C. 20549
                        ____________
                          Form 10-K
                        ____________

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
               OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

Cumulative Second Preferred     New York Stock Exchange
Convertible Stock,              and Chicago Stock Exchange
     no par value

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

  Aggregate market value of the voting stock held by non-affiliates of the registrant, based on closing prices in the daily composite list for transactions on the New York Stock Exchange on February 15, 2001, was approximately $60,207,479,342. As of March 1, 2001, there were
754,296,597 shares of registrant's Common Stock, no par value, outstanding.

  Documents incorporated by reference. Certain portions of the registrant's definitive Proxy Statement for the May 1, 2001 Annual Meeting of Shareholders ("Proxy Statement") are incorporated herein by reference in Part III of this Form
10-K.

                      TABLE OF CONTENTS

                           PART I
                                                             Page

Item 1.  Business                                             1
          General                                             1
          Business Segments                                   1
          Transportation and Distribution                     2
          Wholesale Services                                  5
            Developed Markets                                 7
            Developing Markets                                8
          Retail Energy Services                             11
          Broadband Services                                 11
          Other Enron Businesses                             12
          Regulation                                         13
          Current Executive Officers of the Registrant       19

Item 2.  Properties                                          21
          Natural Gas Transmission                           21
          Electric Utility Properties                        21
          Domestic Power Plants                              22
          International Power Plants, Pipelines
             and Electric Utility Properties                 23

Item 3.  Legal Proceedings                                   23

Item 4.  Submission of Matters to a Vote of Security Holders 25

                           PART II

Item 5.  Market for the Registrant's Common Equity
            and Related Shareholder Matters                  26

Item 6.  Selected Financial Data (Unaudited)                 27

Item 7.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations    28

Item 7A. Financial Risk Management                           43

          Information Regarding Forward Looking Statements   46

Item 8.  Financial Statements and Supplementary Data         47

Item 9.  Changes in and Disagreements with Accountants
            on Accounting and Financial Disclosure           47

                          PART III

Item 10. Directors and Executive Officers of the Registrant  48

Item 11. Executive Compensation                              48

Item 12. Security Ownership of Certain Beneficial Owners
            and Management                                   48

Item 13. Certain Relationships and Related Transactions      49

                           PART IV

Item 14. Exhibits, Financial Statement Schedules, and
            Reports on Form 8-K                              49

                           PART I

Item 1. BUSINESS
                           GENERAL

     Headquartered in Houston, Texas, Enron Corp., an Oregon corporation, provides products and services related to natural gas, electricity and communications to wholesale and retail customers. Enron's operations are conducted through its subsidiaries and affiliates, which are principally engaged in:

  * the transportation of natural gas through pipelines to markets throughout the United States;

  * the generation, transmission and distribution of electricity to markets in the northwestern United States;

  * the marketing of natural gas, electricity and other commodities and related risk management and finance services worldwide;

  * the development, construction and operation of power plants, pipelines and other energy related assets worldwide;

  * the delivery and management of energy commodities and capabilities to end-use retail customers in the industrial and commercial business sectors; and

  * the development of an intelligent network platform to provide bandwidth management services and the delivery of high bandwidth communication applications.

     As of December 31, 2000, Enron employed approximately
20,600 persons.

     As used herein, unless the context indicates otherwise, "Enron" or the "Company" refers to Enron Corp. and its subsidiaries and affiliates.

                      BUSINESS SEGMENTS

     Enron has divided its operations into the following reportable segments:

     Transportation and Distribution - Regulated industries;
interstate transmission of natural gas; management and operation of pipelines; electric utility operations.

     Wholesale Services - Commodity sales and services, risk management products and financial services to wholesale customers; development, acquisition and operation of power plants, natural gas pipelines and other energy-related assets.

     Retail Energy Services - Sales of natural gas and electricity and related products directly to end-use customers, particularly in the commercial and industrial sectors, and the outsourcing of energy-related activities.

     Broadband Services - Construction and management of a nationwide fiber- optic network, the marketing and management of bandwidth and the delivery of high-bandwidth content.

     Corporate and Other - Includes operation of water, renewable energy businesses and clean fuels plants, as well as overall corporate activities.

     For financial information by business segment for the fiscal years ended December 31, 1998 through December 31,
2000, please see Note 20 to the Consolidated Financial
Statements, "Geographic and Business Segment Information", on page F-38.


               TRANSPORTATION AND DISTRIBUTION

     Enron's Transportation and Distribution business is comprised of the Company's North American interstate natural gas transportation systems and its electricity transmission and distribution operations in Oregon.

Interstate Transmission of Natural Gas

     Enron and its subsidiaries operate domestic interstate natural gas pipelines extending from Texas to the Canadian border and across the southern United States from Florida to California. Included in Enron's domestic interstate natural gas pipeline operations are Northern Natural Gas Company ("Northern"), Transwestern Pipeline Company ("Transwestern") and Florida Gas Transmission Company ("Florida Gas") (50% owned by Enron). Northern, Transwestern and Florida Gas are interstate pipelines and are subject to the regulatory jurisdiction of the Federal Energy Regulatory Commission (the "FERC"). Each pipeline serves customers in a specific geographical area: Northern, the upper Midwest; Transwestern, principally the California market and pipeline interconnects on the east end of the Transwestern system; and Florida Gas, the State of Florida. In addition, Enron holds an interest in Northern Border Partners, L.P., which owns a 70% interest in the Northern Border Pipeline system. An Enron subsidiary operates the Northern Border Pipeline system, which transports gas from Western Canada to delivery points in the midwestern United States.

     Northern Natural Gas Company. Through its approximately 16,500-mile natural gas pipeline system stretching from the Permian Basin in Texas to the Great Lakes, Northern transports natural gas to points in its traditional market area of Illinois, Iowa, Kansas, Michigan, Minnesota, Nebraska, South Dakota and Wisconsin. Gas is transported to town border stations for consumption and resale by non-affiliated gas utilities and municipalities and to other pipeline companies and gas marketers. Northern also transports gas at various points outside its traditional market area in the production areas of Colorado, Kansas, New Mexico, Oklahoma, Texas and North Dakota for utilities, end-users and other pipeline and marketing companies. Northern provides transportation and storage services to approximately 90 utility customers and end-users in the upper midwestern United States. Most of Northern's revenues are comprised of monthly demand charges that are based on contracted capacity rather than throughput.

     In Northern's market area, natural gas is an energy source available for traditional residential, commercial and industrial uses. Northern's throughput totaled approximately 1,291 trillion British thermal units ("TBtu") in 2000. Northern also operates three natural gas storage facilities and two liquefied natural gas storage peaking units. These storage facilities provide Northern the operational capacity to balance its system on a daily basis and assist in meeting customers' heating season system requirements. Northern competes with other interstate pipelines in the transportation and storage of natural gas.

     Transwestern Pipeline Company. Transwestern is an interstate pipeline engaged in the transportation of natural gas. Through its approximately 2,500-mile pipeline system, Transwestern transports natural gas from West Texas, Oklahoma, eastern New Mexico and the San Juan Basin in northwestern New Mexico and southern Colorado primarily to the California market and to markets off the east end of its system. Transwestern has access to three significant gas basins for its gas supply: the San Juan Basin, the Permian Basin in West Texas and eastern New Mexico and the Anadarko Basin in the Texas and Oklahoma Panhandles. Additionally, gas from the Rocky Mountain Basin can access Transwestern through pipeline interconnections. Transwestern's peak delivery capacity was approximately 1.7 billion cubic feet ("Bcf") per day in 2000. Transwestern and its customers agreed to contract rates through 2006 and agreed that Transwestern would not be required to file a new rate case for rates to be effective prior to November 1, 2006. Transwestern's current firm capacity for both west and east flow is fully subscribed under a combination of short-term and long-term contracts. Relatively small increments of operational capacity become available from time to time and are generally sold on a daily or short-term basis.

     Transwestern's mainline includes a lateral pipeline to the San Juan Basin which allows Transwestern to access San Juan Basin gas supplies. Via Transwestern's San Juan lateral pipeline, the San Juan Basin gas may be delivered to California markets as well as markets off the east end of Transwestern's system. This bi-directional flow capability enhances pipeline utilization. Transwestern added bi-directional flow capability in 1995 to increase system flexibility and utilization. Transwestern has firm transportation service on the east end of its system and transports Permian, Anadarko and San Juan Basin supplies into Texas, Oklahoma and the midwestern United States. More recently, Transwestern has modified its operations to
enhance its ability to supply the California market.   In
May 2000, Trans-western completed an expansion which increased delivery capability to California by 140 million cubic feet ("MMcf") per day. Transwestern is pursuing additional expansions to its pipeline of approximately 50 MMcf per day and 150 MMcf per day with expected completions in 2001 and 2002, respectively. Transwestern competes with several interstate pipelines in the California market and its markets off the east end of its system.

     Florida Gas Transmission Company. Enron owns a 50% interest in Florida Gas by virtue of its 50% interest in Citrus Corp., which owns all of the capital stock of Florida
Gas.

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

     Florida Gas has periodically expanded its system capacity to keep pace with the growing demand for natural gas in Florida. In February 2000, Florida Gas received FERC certification for its Phase IV expansion. Phase IV will increase system capacity approximately 200 MMcf per day and is backed by 20-year firm transportation agreements. The Ft. Myers extension, part of the Phase IV expansion which brought natural gas service to southwest Florida for the first time, went into service on October 1, 2000. The remainder of the Phase IV expansion is scheduled to go in service in May 2001. The Phase IV expansion is expected to cost approximately $250 million. Florida Gas has also received preliminary approvals from the FERC for its Phase V expansion, which will increase capacity an additional approximately 400 MMcf per day at an estimated cost of $420 million. Subject to final regulatory approvals, Phase V is expected to be in service in 2002. Florida Gas' current firm average delivery capacity into Florida is approximately 1,495 billion British thermal units ("BBtu") per day. Florida Gas also owns an interest in facilities that link its system to the Mobile Bay producing area. Florida Gas' customers have reserved over 99% of the existing capacity on the Florida Gas system pursuant to firm, long-term transportation service agreements.

     Florida Gas is the only interstate natural gas pipeline serving peninsular Florida. Florida Gas faces competition from residual fuel oil in the Florida market. In addition, there is a proposed pipeline project that would compete with Florida Gas that has received approval from the FERC; the project sponsor has announced that construction will begin in June 2001.

     Northern Border Partners, L.P.. Northern Border Partners, L.P., a Delaware limited partnership, owns 70% of Northern Border Pipeline Company, a Texas general partnership ("Northern Border"). An Enron subsidiary holds an 11.8% interest in Northern Border Partners L.P. and serves as operator of the pipeline. Northern Border owns an approximately 1,214-mile interstate pipeline system that transports natural gas from the Montana-Saskatchewan border near Port of Morgan, Montana to interconnecting pipelines and local distribution systems in the States of North Dakota, South Dakota, Minnesota, Iowa and Illinois.
Northern Border has pipeline access to natural gas reserves in the provinces of Alberta, British Columbia and Saskatchewan, as well as the Williston Basin in the United States. The pipeline system also has access to production of synthetic gas from the Dakota Gasification Plant in North Dakota. Interconnecting pipeline facilities provide Northern Border shippers access to markets in the Midwest, as well as other markets throughout the United States by transportation, displacement and exchange agreements. Therefore, Northern Border is strategically situated to transport significant quantities of natural gas to major gas consuming markets. Based upon existing contracts and capacity, 100% of Northern Border's firm capacity (approximately 2.4 Bcf of natural gas per day) is fully contracted under long-term agreements with an average term of six years. In March 2000, Northern Border received FERC approval for Project 2000, an approximately $94 million proposed expansion and extension of the pipeline system into the heavy industrial area of northern Indiana. Construction has commenced, and the project is expected to be in service in late 2001. Northern Border competes with two other interstate pipeline systems that transport gas from Canada to the Midwest.

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

Electricity Transmission and Distribution Operations

     Enron's electric utility operations are conducted through its wholly-owned subsidiary Portland General Electric Company ("PGE"). PGE is engaged in the generation, purchase, transmission, distribution and sale of electricity in the State of Oregon. PGE also sells energy to wholesale customers throughout the western United States. PGE's Oregon service area is approximately 3,150 square miles, including 51 incorporated cities of which Portland and Salem are the largest, within a state-approved service area allocation of 4,070 square miles. As of December 31, 2000 PGE served approximately 725,000 customers.

     Enron and Sierra Pacific Resources announced on November 8, 1999 that they had entered into a purchase and sale agreement whereby Enron will sell PGE to Sierra Pacific Resources for $2.1 billion, comprised of $2.02 billion in cash and the assumption of Enron's approximately $80 million merger payment obligation. Sierra Pacific Resources will also assume $1 billion in PGE debt and preferred stock. The proposed transaction, which is subject to regulatory approvals and closing conditions, has been delayed by the effect of recent events in California and Nevada on the purchaser.

     PGE serves a diverse retail customer base. Residential customers constitute the largest customer class and accounted for approximately 43% of the retail revenues in 2000. Residential demand is highly sensitive to the effects of weather, with revenues highest during the winter heating season. Commercial customers comprised approximately 37% and industrial customers represented approximately 20% of retail revenues in 2000. The commercial and industrial classes are not dominated by any single industry. While the 20 largest customers constituted approximately 21% of 2000 retail demand, they represented eight different industrial groups including paper manufacturing, high technology, metal fabrication, general merchandising and health services. No single customer represents more than 3.5% of PGE's total retail load.

     PGE operates within a state-approved service area and under current regulation is substantially free from direct retail competition with other electric utilities. PGE's competitors within its Oregon service territory include other fuel suppliers, such as the local natural gas company, which compete with PGE for the residential and commercial space and water heating market.

                       WHOLESALE SERVICES

     Enron's wholesale business ("Wholesale Services") includes its worldwide wholesale energy and other commodities businesses. Wholesale Services operates in developed markets such as North America and Europe, as well as newly deregulating or developing markets including Japan, Australia, South America and India.

     Enron builds its wholesale businesses through the creation of networks involving selective asset ownership, contractual access to third-party assets and market-making activities. Each market in which Wholesale Services operates utilizes these components in a slightly different manner and is at a different stage of development. This network strategy has enabled Wholesale Services to establish a significant position in its markets. Wholesale Services' activities are categorized into two business lines: (a) Commodity Sales and Services, and (b) Assets and Investments. Activities may be integrated into a bundled product offering for Enron's customers.

     Wholesale Services manages its portfolio of contracts and assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, Wholesale Services uses portfolio and risk management disciplines, including offsetting or hedging transactions, to manage exposures to market price movements (commodities, interest rates, foreign currencies and equities). Additionally, Wholesale Services manages its liquidity and exposure to third-party credit risk through monetization of its contract portfolio or third-party insurance contracts. Wholesale Services also sells interests in certain investments and other assets to improve liquidity and overall return, the timing of which is dependent on market conditions and management's expectations of the investment's value.

     Commodity Sales and Services. Wholesale Services provides reliable commodity delivery and predictable pricing to its customers through forwards and other contracts. This market-making activity includes the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, as well as management of Wholesale Services' own portfolio of contracts. Wholesale Services' market-making activity is facilitated through a network of capabilities including selective asset ownership. In late 1999, Wholesale Services launched an Internet-based e-commerce system, EnronOnline, which allows wholesale customers to view Enron's real time pricing and complete commodity transactions with Enron as principal, with no direct interaction.

     Wholesale Services markets, transports and provides energy commodities as reflected in the following table
(including intercompany amounts):

                                      Year Ended December 31,
                                      2000      1999      1998

Physical Volumes (BBtue/d)(a)(b)
Gas:
  United States                     17,674     8,982     7,418
  Canada                             6,359     4,398     3,486
  Europe and Other                   3,637     1,572     1,251
                                    27,670    14,952    12,155
Transportation volumes                 649       575       559
   Total gas volumes                28,319    15,527    12,714
Crude oil and Liquids                6,088     6,160     3,570
Electricity(c)                      17,308    10,742    11,024
   Total physical volumes (BBtue/d) 51,715    32,429    27,308
Electricity volumes (thousand MWh)
  United States                    578,787   380,518   401,843
  Europe and Other                  54,670    11,576       529
     Total                         633,457   392,094   402,372

Financial settlements (notional)
(BBtue/d)                          196,148    99,337    75,266

 (a) Billion British thermal units equivalent per day.
 (b) Includes  third-party transactions  by  Enron  Energy
     Services.
 (c) Represents electricity volumes marketed, converted to BBtue/d.

     During 2000, Wholesale Services strengthened its position in the deregulated North American gas markets and deregulating power markets. Enron also continued to expand its presence in Europe, particularly on the Continent where wholesale markets began deregulation in early 1999. New product offerings in coal, metals, steel and pulp and paper markets also added favorably to the results.

     Assets and Investments. Wholesale Services' businesses make investments in various energy and certain related assets as a part of its network strategy. Wholesale Services either purchases the asset from a third party or develops and constructs the asset. In most cases, Wholesale Services operates and manages such assets. Additionally, Wholesale Services invests in debt and equity securities of energy and technology-related businesses, which may also utilize Wholesale Services' products and services. With these merchant investments, Enron's influence is much more limited relative to assets Enron develops or constructs. Wholesale Services uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments.

Developed Markets

     North America

     Enron purchases, markets and delivers natural gas, electricity and other commodities in North America. Customers include independent oil and gas producers, energy-intensive industrials, public and investor-owned utility power companies, small independent power producers and local distribution companies. Enron also offers a broad range of price, risk management and financing services including forward contracts, swap agreements and other contractual
commitments.   Enron's strategy is to enhance the scale,
scope, flexibility and speed of its North American energy businesses through developing and acquiring selective assets, securing contractual access to third party assets, forming alliances with customers and utilizing technology such as EnronOnline. With increased liquidity in the marketplace and the success of EnronOnline, Enron believes that it no longer needs to own the same level of physical assets, instead utilizing contracting and market-making activities.

     Europe

     As the energy markets liberalize across Europe, Enron's strategy is to build a presence early in each key market in order to create a pan European energy business that provides similar energy service capabilities and products to those established in North America. Services include delivery of physical commodities, price risk management and financing services. At the end of 2000, Enron employed approximately 2,400 people across Europe including the United Kingdom, Norway, Germany, Turkey, Poland and Italy.

     Enron's activity in the United Kingdom, which liberalized its energy markets in 1992, includes well-established natural gas and power marketing operations. The development, construction and operation of energy assets and the acquisition of selected assets have contributed to the expansion of Enron's energy marketing business in the United Kingdom.

     Enron has an office in Oslo which accesses the power marketing opportunities available in the Nordic region, the most open market for power trading in the Europe region.
Enron provides power risk management services to regional municipalities, utilities and large industrials. Enron is also pursuing opportunities in continental Europe where there is a need for customized, flexible energy supply contracts to benefit from liberalizing gas and power markets. Enron's power and gas volumes and transactions in continental Europe are continuing to increase.

     Enron has developed or is developing, owns interests in and/or operates several power plants across Europe, including a natural gas fired 116-megawatt power plant in Poland; a 551-megawatt combined-cycle oil gasification power plant in Sardinia, Italy; and a 478-megawatt gas-fired power plant in Turkey.

     Australia and Japan

     Enron has an office in Australia which offers similar commodity risk management and finance services to those provided to the North American and European power markets.
The Sydney office provides a strategic platform for the extension of Enron's coal, metals and broadband businesses, as well as providing support for Enron's operations in the Asia-Pacific region. Enron opened an office in Japan in October 2000 and is pursuing a similar strategy there.

Developing Markets

     In many markets outside of North America and Europe, a shortage of energy infrastructure exists, which has provided Enron with opportunities to develop, construct, promote and operate natural gas pipelines, power plants and other energy infrastructure. In these markets, Enron's strategy is to facilitate completion of vital energy networks to connect areas of energy supply to areas where energy is consumed.
By creating energy networks, Enron provides reliable delivery of physical energy commodities and develops risk management and financing services to wholesale customers in key international regions.

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

     Enron owns or operates various energy assets and investments in certain developing markets outside of North
America and Europe, including the following:

  * A 50% voting interest in Dabhol Power Company, which developed and owns an electricity generating power plant south of Mumbai, State of Maharashtra, India. Phase I of the power plant has an initial capacity of 826-megawatts and began commercial operations in May 1999. Construction on Phase II, a 1,624-megawatt combined-cycle power plant to be fueled by natural gas, is expected to be completed in late 2001. Phase II also includes a liquefied natural gas (LNG) terminal which is expected to be completed in mid-2002. The power plant has a 20-year power purchase agreement with the Maharashtra State Electricity Board.

  * A 35% interest in Transportadora de Gas del Sur ("TGS") in Argentina. The 4,104-mile pipeline system has a capacity of approximately 1.9 Bcf per day and primarily serves four distribution companies in the greater Buenos Aires area under long-term, firm transportation contracts.

  *    A 25% interest in Transredes Transporte de
     Hidrocarburos S.A. ("Transredes"), an approximately 3,570-mile system of natural gas, crude oil and products pipelines located in Bolivia and connecting Bolivian oil and gas reserves to major markets in Bolivia. Enron also developed, along with Petrobras, the national oil and gas company of Brazil, and others, a pipeline which will connect with Transredes in Bolivia and transport natural gas to markets in Brazil. The pipeline project includes an approximately 1,969-mile natural gas pipeline from Santa Cruz, Bolivia to Porto Alegre, Brazil.

  * An interest in a 480-megawatt combined-cycle power plant at Cuiaba in the State of Mato Grosso in western Brazil which feeds power into the Brazilian energy grid in Cuiaba, at a strategic delivery point having few existing alternate generation sources. Commercial operations of Phase I of the project (150 megawatts) commenced in early 1999. Commercial operations of Phase II (additional 150 megawatts) commenced in the fourth quarter of 2000 and Phase III (additional 180 megawatts) is expected to commence in early 2002. As an additional part of this project, Enron is constructing an approximately 385-mile, 18-inch natural gas pipeline connecting to the Bolivia to Brazil pipeline in Bolivia.

  * An interest in the Rio de Janeiro municipal gas distribution company, the gas distribution company of the State of Rio de Janeiro and natural gas distribution systems in seven other Brazilian states.

  * A majority ownership interest in Elektro-Electricidade e Servicos S.A. ("Elektro"). Elektro has a 51,000-mile transmission system for the distribution of electricity to approximately 1.5 million consumers throughout 228 municipalities in the State of Sao Paulo, and a number of other municipalities in the State of Mato Grosso do Sul, Brazil.

  * A 97% interest in Vengas, the leading natural gas liquids transportation and distribution business in Venezuela. Through Vengas, Enron also has an interest in an electric distribution company which services approximately
     50,000 customers in the municipality of Puerto Cabello on the northern coast of Venezuela.

  * A 49.5% interest in a project in northeastern Venezuela which will include natural gas liquids extraction, fractionation, storage and refrigeration facilities. The facilities, which are located in Santa Barbara, San Joaquin, and Jose, are expected to be completed in mid-2001.

  * A 50% interest in an approximately 357-mile natural gas pipeline which runs from the northern coast of Colombia to the central region of the country. Ecopetrol, the state-owned gas company of Colombia, is the sole customer for the transportation services under a 15-year contract.

  * A 47.5% interest in a 522-megawatt combined-cycle power plant, including a liquefied natural gas terminal and desalination facility, in Penuelas, Puerto Rico. The power plant has a 22-year power purchase agreement with the Puerto
     Rico Electric Power Authority.

  * A natural gas distribution system in Puerto Rico, and liquid fuels businesses in both Puerto Rico and Jamaica.

  * Operates and owns an 80% economic interest in a 185-megawatt barge-mounted combined-cycle power plant at Puerto
     Plata on the north coast of the Dominican Republic. The power plant has a 19-year power purchase agreement.

  * A 37.5% interest in an approximately 234-megawatt fuel-oil-fired diesel engine power plant mounted on movable barges at Puerto Quetzal on Guatemala's Pacific Coast. Approximately 124-megawatts of capacity services the current power purchase agreement and the remaining capacity will be sold in merchant markets in Guatemala and El Salvador.

  * A 35% interest in the 70-megawatt power plant mounted on movable barges located at the Port of Corinto, Nicaragua. The plant supplies 50 megawatts of capacity under a power purchase agreement, and the remaining capacity is sold in the merchant market.

  * A 51% interest in the 355-megawatt Bahia Las Minas power plant near Colon, Panama. Plant capacity is sold to local distribution companies through five-year power purchase agreements.

  * A 50% interest in an approximately 80-megawatt baseload diesel power plant located in Piti, Guam. The power plant has a 20-year power purchase agreement.

  * Interests in two power plants in the Philippines. The Batangas power project, owned 100% by Enron, is an approximately 110-megawatt fuel-oil-fired diesel engine plant located at Pinamucan, Batangas, on Luzon Island. The Batangas plant sells power under a 10-year power purchase agreement. The Subic Bay power project, owned 50% by Enron, is an approximately 116-megawatt fuel-oil-fired diesel engine plant located at the Subic Bay Freeport complex on Luzon Island. The Subic plant has a 15-year power purchase agreement.

  * A 51% interest in a 359-megawatt coal fired combined-cycle plant located in Chengdu, China. The power plant sells power under a 20-year power purchase agreement.

  * A 100% interest in an approximately 160-megawatt diesel combined-cycle power plant on Hainan Island, a special economic trade zone off the southeastern coast of China.

  * A 50% interest in a joint venture in Korea which has ownership interests in 14 companies primarily engaged in the distribution of natural gas liquids.


                   RETAIL ENERGY SERVICES

     Enron Energy Services ("Energy Services") is a provider of energy outsourcing products and services to business customers. This includes sales of natural gas, electricity, liquids and other commodities and the provision of energy management services directly to commercial and industrial customers located in North America and Europe. Energy Services provides end-users with a broad range of energy products and services to reduce total energy costs or to minimize risks. These products and services include delivery of natural gas and electricity, energy tariff and information management, demand-side services to reduce energy consumption, and financial services, including price risk management.

     Energy Services' products and services help commercial and industrial businesses maximize total energy savings while meeting their operational needs. With a focus on total energy savings and nationwide commodity, services and finance capabilities, Energy Services provides outsourcing and other innovative programs not only to supply electricity and natural gas to businesses, but also to manage unregulated energy assets to reduce their energy consumption, delivery and billing costs, to eliminate inefficiencies of decentralized systems, to reduce energy demand, and to minimize the risk of energy prices and operations to the customer.

     Enron is extending its retail products to Europe. During 2000, significant growth was experienced in marketing commodity services to medium-sized businesses. At the end of 2000, Enron had approximately 130,000 customers in the United Kingdom. Enron plans to expand this business model to other European countries.

                     BROADBAND SERVICES

     During 2000 Enron Broadband Services substantially completed the Enron Intelligent Network ("EIN"), a high capacity, global fiber optic network which through pooling points can switch capacity from one independent network to another and create scaleability. Enron Broadband Services provides:(i) bandwidth management and intermediation services, and (ii) high quality content delivery services.

     The EIN consists of a high capacity fiber-optic network based on ownership or contractual access to approximately 18,000 miles of fiber optic network capacity throughout the United States. At December 31, 2000, the EIN included 25 pooling points of which 18 were in the U.S. and one each in Tokyo, London, Brussels, Amsterdam, Paris, Dusseldorf and Frankfurt, allowing the EIN to connect to most major U.S. cities and a large number in Europe. The breadth of pooling points within the EIN extends its reach by allowing connectivity with a greater number of network and service providers. Enron anticipates further increasing the scope and reach of the EIN by adding pooling points during 2001.

     The EIN's fiber network and imbedded software intelligence bypasses traditional fragmented and congested public internet routes to deliver faster, higher quality data. Enron's Broadband Operating System provides the intelligence to the EIN and connects to both physical and software network elements. Enron's broadband operating system enables the EIN to: (i) provision bandwidth in real time; (ii) control quality and access to the network for internet service providers; and (iii) control and monitor applications as they stream over the network to ensure quality and avoid congested routes. Enron's broadband operating system automates the transaction process from the order's inception to electronic billing and funds transfer.
As a result, the EIN allows Enron to provide high quality content delivery services for content providers and to contract for firm bandwidth delivery commitments to support
Enron's bandwidth intermediation business.

     Similar to its wholesale energy businesses, Enron acts as principal in its bandwidth transactions and makes markets for bandwidth capacity. Enron provides bandwidth on demand at specified service levels and guaranteed delivery. Enron aggregates bandwidth supplies from multiple counterparties and, from its portfolio of bandwidth contracts, provides flexible, low cost bandwidth management products to its customers. Enron believes that customers will be able to reduce costs by paying for only the bandwidth they use, at prices that reflect the current market. Enron completed the first bandwidth transaction in December 1999, a monthly incremental contract for bandwidth between New York City and Los Angeles. Enron entered into over 300 intermediation transactions during 2000. Enron's plans for the bandwidth capacity markets include risk management products, structured finance and bandwidth portfolio management. In addition to bandwidth, Enron is developing markets and managing risk for all elements of networks, including dark fiber, circuit transactions, internet transit, private transport and storage.

     Enron believes that applying its skills developed in the merchant energy services market to the developing bandwidth market can result in operating efficiencies to participants in this market. Development of bandwidth and other related products as commodities will be dependent, among other things, on the ability of the industry to develop and measure quality of service benchmarks and connectivity of networks of market participants to facilitate processing of contracted services. There can be no assurance that such a market will develop.

     Enron provides premium broadband delivery services for media and entertainment, financial services, general enterprise and technology companies. The transportation of media-rich content, including live and on-demand streaming video, over the EIN significantly enhances the quality and speed to end-users from that provided by the public internet. Enron focused its efforts in 2000 on the development of a broadband entertainment-on-demand platform to service the anticipated growing demand for interactive entertainment services to the consumer. Enron is pursuing opportunities related to the commercial and technical entertainment on demand model developed during 2000. There can be no assurance that a broad market will develop for premium broadband delivery services.

                   OTHER ENRON BUSINESSES

     Azurix Corp. is a global water company engaged in the business of owning, operating and managing water and wastewater assets, providing water and wastewater related services and developing and managing water resources. Until March 2001, Enron owned a 50% voting interest in Atlantic Water Trust, which owned approximately 67% of Azurix common stock, with public stockholders owning the remainder. On March 16, 2001, Azurix shareholders voted to approve and adopt the Agreement and Plan of Merger by and among Enron Corp., an Enron subsidiary, and Azurix dated as of December 15, 2000. As a result of the merger, the Enron subsidiary merged into Azurix with Azurix being the surviving corporation. Under the Agreement and Plan of Merger, each issued and outstanding share of Azurix common stock, other than those shares held by Atlantic Water Trust, Enron, Azurix and any of their wholly owned subsidiaries, was canceled and converted into the right to receive $8.375 per share. Azurix's largest asset is Wessex Water Ltd, a water and wastewater company based in southwestern England. Other assets include a 30-year water and wastewater concession in the Province of Buenos Aires, Argentina and interests in long-term water and wastewater concessions in the Province of Mendoza, Argentina and in Cancun, Mexico.

     Enron is pursuing clean energy solutions in North America and Europe through Enron Wind Corp. Enron Wind Corp. is an integrated manufacturer and developer of wind power, providing power plant design and engineering, project development, and operations and maintenance services. Enron Wind also designs and manufactures wind turbines in California and Germany.


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

     Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect Enron's operations and costs through their effect on the construction, operation and maintenance of pipeline and terminaling facilities. It is not anticipated that Enron will be required in the near future to expend amounts that are material in relation to its total capital expenditures program by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, Enron is unable to predict the ultimate cost of compliance.

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

Natural Gas Rates and Regulations

     Northern, Transwestern, Florida Gas and Northern Border are "natural gas companies" under the NGA and, as such, are subject to the jurisdiction of the FERC. The FERC has jurisdiction over, among other things, the construction and operation of pipeline and related facilities used in the transportation and storage and sale of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities. The FERC also has jurisdiction over the rates and charges for the transportation of natural gas in interstate commerce and the sale by a natural gas company of natural gas in interstate commerce for resale. Northern, Transwestern, Florida Gas and Northern Border hold the required certificates of public convenience and necessity issued by the FERC authorizing them to construct and operate all of their pipelines, facilities and properties for which certificates are required in order to transport and sell natural gas for resale in interstate commerce.

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

     Under current FERC rate design policy, pipelines are permitted to recover in the demand component of their rates all fixed costs, including income taxes and return on equity, allocated to firm customers. Since a pipeline recovers demand costs regardless of whether gas is ever transported, the straight fixed variable rate design has reduced the volatility of the revenue stream to pipelines.

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

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "Superfund" law, requires payments for cleanup of certain abandoned waste disposal sites, even though such waste disposal activities were undertaken in compliance with regulations applicable at the time of disposal. Under the Superfund legislation, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at facilities that are currently being operated. States also have regulatory programs that can mandate waste cleanup. CERCLA authorizes the Environmental Protection Agency ("EPA") and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. The scope of financial liability under these laws involves inherent uncertainties. Enron has received requests for information from the EPA and state agencies concerning what wastes Enron may have sent to certain sites, and it has also received requests for contribution from other parties with respect to the cleanup of other sites. However, management does not believe that any costs that may be incurred in connection with these sites (either individually or in the aggregate) will have a material impact on Enron's financial position or results of operations. (See Item 3, "Legal Proceedings").

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

Water Industry Regulation

     In the United States, the rates for water and wastewater services are generally subject to state and local laws and regulation. The Safe Drinking Water Act directs the EPA to set drinking water standards for the community water supply systems in the United States. The Federal Water Pollution Control Act (the "Clean Water Act") establishes a system of standards, permits and enforcement procedures for the discharge of pollutants from industrial and municipal wastewater sources. The law requires permits for discharges from water treatment facilities and sets treatment standards for industries and wastewater treatment plants. Discharge permits issued under the Clean Water Act are subject to renewal once every five years. The economic aspects of the water industry in England and Wales is principally regulated under the provisions of the Water Act 1989, the Water Industry Act 1991 (which consolidated the Water Act 1989) and the Water Resources Act 1991. In general, most countries where Azurix has invested (including Canada, Argentina, Brazil and Mexico), or intends to consider investments, have drinking water quality and environmental laws and regulations.

Other

     PGE is a 67.5% owner of the Trojan Nuclear Plant ("Trojan"). The Nuclear Regulatory Commission ("NRC") regulates the licensing and decommissioning of nuclear power plants. In 1993 the NRC issued a possession-only license amendment to PGE's Trojan operating license and in early 1996 approved the Trojan Decommissioning Plan. Approval of the Trojan Decommissioning Plan by the NRC and Oregon Energy Facility Siting Counsel has allowed PGE to commence decommissioning activities, which are proceeding satisfactorily and within approved cost estimates. After receiving regulatory approval, PGE in 1999 shipped and disposed of the Trojan reactor vessel as a single package called the Reactor Vessel and Internals Removal Project. Equipment removal and disposal activities continued in 2000. Trojan will be subject to NRC regulation until Trojan is fully decommissioned, all nuclear fuel is removed from the site and the license is terminated. The Oregon Department of Energy also monitors Trojan.

        CURRENT EXECUTIVE OFFICERS OF THE REGISTRANT


    Name and Age      Present Principal Position and Other
                      Material Positions Held During Last
                      Five Years


Kenneth L. Lay (58)   Chairman of the Board, Enron Corp.,
                      since February 1986.  Chief Executive
                      Officer, Enron Corp., from February
                      1986 to February 2001.

Jeffrey K. Skilling (47) President and Chief Executive
                      Officer since February 2001.
                      President and Chief Operating Officer,
                      Enron Corp., from January 1997 to
                      February 2001.  Chief Executive
                      Officer and Managing Director of Enron
                      Capital & Trade Resources Corp.
                      ("ECT") from June 1995 to December
                      1996.  From August 1990 to June 1995,
                      Mr. Skilling served ECT in a variety
                      of executive managerial positions.

J. Clifford Baxter (42)  Vice Chairman, Enron Corp., since
                      October 2000 and Chief Strategy
                      Officer since June 2000. Chairman and
                      Chief Executive Officer, Enron North
                      America Corp., from June 1999 until
                      June 2000. Senior Vice President,
                      Corporate Development, Enron Corp.,
                      from January 1997 until June 1999.
                      Managing Director, ECT, 1996; Vice
                      President, Corporate Development, ECT,
                      1995-1996.

Mark A. Frevert (46)  Chairman and Chief Executive Officer,
                      Enron Wholesale Services, since
                      June 2000.  Chairman and Chief
                      Executive Officer of Enron Europe from
                      March 1997 to June 2000.  From 1993
                      to March 1997, Mr. Frevert served ECT
                      in a variety of executive managerial
                      positions.

Stanley C. Horton (51)  Chairman and Chief Executive
                      Officer, Enron Transportation
                      Services, since January 1997.  Co-
                      Chairman and Chief Executive Officer
                      of Enron Operations Corp. from
                      February 1996 to January 1997.
                      President and Chief Operating Officer
                      of Enron Operations Corp. from June
                      1993 to February 1996.

Lou L. Pai (53)       Chairman and Chief Executive Officer,
                      Enron Accelerator, since February 2001.
                      Chairman of the Board and Chief
                      Executive Officer of Enron Energy
                      Services from March 1997 until
                      February 2001.  President and Chief
                      Operating Officer of ECT from August
                      1995 to March 1997.  From March 1993
                      to August 1995, Mr. Pai served ECT in
                      a variety of executive managerial
                      positions.

Kenneth D. Rice (42)  Chairman and Chief Executive
                      Officer, Enron Broadband Services,
                      Inc., since June 2000.  Chief Commercial
                      Officer, Enron Broadband Services, Inc.,
                      from June 1999 until June 2000.   Chairman
                      and Chief Executive Officer of ECT - North
                      America from March 1997 until June
                      1999.  From 1993 to March 1997, Mr.
                      Rice served ECT in a variety of
                      executive managerial positions.


Richard B. Buy (48)   Executive Vice President and Chief
                      Risk Officer, Enron Corp., since July
                      1999.  Senior Vice President and Chief
                      Risk Officer, Enron Corp., from March
                      1999 until July 1999.  Managing
                      Director and Chief Risk Officer, ECT,
                      from January 1998 to March 1999.  Vice
                      President and Chief Credit Officer,
                      ECT, from August 1995 to January 1998.

Richard A. Causey (41)  Executive Vice President and
                      Chief Accounting Officer, Enron Corp.,
                      since July 1999.  Senior Vice
                      President and Chief Accounting and
                      Information Officer, Enron Corp., from
                      January 1997 to July 1999.  Managing
                      Director, ECT, from June 1996 to
                      January 1997; Vice President, ECT,
                      from January 1992 to June 1996.

James V. Derrick, Jr.(56) Executive Vice President and
                      General Counsel, Enron Corp., since
                      July 1999.  Senior Vice President and
                      General Counsel, Enron Corp., from
                      June 1991 to July 1999.  Partner,
                      Vinson & Elkins from January 1977
                      until June 1991.

Andrew S. Fastow (39) Executive Vice President and Chief
                      Financial Officer, Enron Corp., since
                      July 1999.  Senior Vice President and
                      Chief Financial Officer from March
                      1998 to July 1999.  Senior Vice
                      President, Finance, Enron Corp., from
                      January 1997 to March 1998.  Managing
                      Director, Retail and Treasury, ECT,
                      from May 1995 to January 1997.  Vice
                      President, ECT, from January 1993 to
                      May 1995.

Steven J. Kean (39)  Executive Vice President and Chief of
                     Staff, Enron Corp. since July 1999.
                     Senior Vice President, Government
                     Affairs, Enron Corp., from 1997 to
                     1999.  From 1989 to 1997, Mr. Kean
                     held a variety of management positions
                     in Enron Corp. subsidiaries.

Mark E. Koenig (45)  Executive Vice President, Investor
                     Relations, Enron Corp., since July
                     1999.  Senior Vice President, Investor
                     Relations, Enron Corp., from July 1997
                     until July 1999.  Vice President,
                     Investor Relations, Enron Corp., from
                     December 1992 until July 1997.

J. Mark Metts (42)   Executive Vice President, Corporate
                     Development, Enron Corp., since August
                     1999.  Partner, Vinson & Elkins L.L.P.
                     from January 1991 until August 1999.

Item 2.  PROPERTIES

Natural Gas Transmission

     Enron's domestic natural gas facilities include approximately 25,000 miles of pipelines, four underground gas storage fields and two liquefied natural gas storage facilities. Enron also owns interests in pipeline and related facilities associated with its participation and investments in jointly-owned pipeline systems.

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

     Enron's regulator and compressor stations and offices are located on tracts of land owned by it in fee or leased from others.

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

     Generating facilities owned by PGE are set forth in the
following table:
                                                   PGE Net
                                                      MW
    Facility        Location            Fuel      Capability
 Wholly Owned:
   Faraday         Estacada, OR          Hydro         44
   North Fork      Estacada, OR          Hydro         54
   Oak Grove       Three Lynx, OR        Hydro         44
   River Mill      Estacada, OR          Hydro         25
   Pelton          Madras, OR            Hydro        110
   Round Butte     Madras, OR            Hydro        300
   Bull Run        Bull Run, OR          Hydro         22
   Sullivan        West Linn, OR         Hydro         16
   Beaver          Clatskanie, OR        Gas/Oil      500
   Coyote Springs  Boardman, OR          Gas/Oil      242

Jointly Owned:
   Boardman        Boardman, OR          Coal         362
   Colstrip 3 & 4  Colstrip, MT          Coal         296
                              TOTAL                 2,015


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


Facility              Location      Fuel         Size/Capacity

Brownsville Power I,  Brownsville,  Natural gas        500 MW
LLC                   TN
Caledonia Power I,    Caledonia,    Natural gas        450 MW
LLC                   MS
New Albany Power I,   New Albany,   Natural gas        390 MW
LLC                   MS
Las Vegas             Las Vegas,    Natural gas         53 MW
Cogeneration          NV
Des Plaines Green     Manhattan,    Natural gas        650 MW
Land Development      IL
LLC
Gleason Power I, LLC  Gleason, TN   Natural gas        544 MW
West Fork Land        Wheatland,    Natural gas        514 MW
Development           IN
Company LLC
Pastoria Energy       Pastoria, CA  Natural gas        750 MW
Facility*
Doyle LLC             Monrose, GA   Natural gas        342 MW

*In development

International Power Plants, Pipelines and Electric
Utility Properties

     Enron's principal international operating power plants, pipelines and electric utility properties and appurtenant facilities are (i) situated on land owned by Enron
(or joint ventures in which Enron has an ownership interest) in fee or land under the control of Enron (or such joint ventures) pursuant to valid existing leases, licenses, easements or other agreements, or (ii) in the case of certain power plants, barge-mounted on vessels owned by Enron (or such joint ventures). Power plants and pipelines in which Enron owns various interests are set forth in the following table:


Facility             Location     Fuel     Size/Capacity

Power Plants:
Trakya               Turkey        Gas        478 MW
Dabhol, Phase I      India         Gas        826 MW
Cuiaba, Phases I &   Brazil        Diesel     300 MW
II
Puerto Plata         Dominican     Fuel oil   185 MW
                     Republic
Puerto Quetzal       Guatemala     Fuel oil   234 MW
Corinto              Nicaragua     Fuel oil    70 MW
Ecoelectrica         Puerto Rico   LNG        522 MW
Bahia Las Minas      Panama        Diesel     355 MW
Piti                 Guam          Diesel      80 MW
Batangas             Philippines   Fuel oil   110 MW
Subic Bay            Philippines   Fuel oil   116 MW
Hainan Island        China         Diesel     160 MW
Chengdu              China         Coal       359 MW

Pipelines:
TGS                  Argentina       -      1.9 Bcf/d;
                                           4,104 miles
Centragas            Colombia        -     110 MMcf/d;
                                            357 miles
Transredes           Bolivia         -      4.3 Bcf/d;
                                             57 MMb/d;
                                           3,570 miles
BBPL (Bolivia to     Bolivia and     -      1.06 Bcf/d
Brazil pipeline)     Brazil                1,969 miles

Electric Utility Properties
Elektro              Brazil          -     51,000 mile
                                           tranmission system


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

     On November 21, 1996, an explosion occurred in or around the Humerto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan), an Enron affiliate, operated a propane/air distribution system in the vicinity, but did not provide service to the building. Enron, San Juan Gas, four affiliates and their insurance carriers were named as defendants, along with several third parties, including The Puerto Rico Aqueduct and Sewer Authority, Puerto Rico Telephone Company, Heath Consultants Incorporated, Humberto Vidal, Inc. and their insurance carriers, in numerous lawsuits filed in U.S. District Court for the District of Puerto Rico and the Superior Court of Puerto Rico. These suits seek damages for wrongful death, personal injury, business interruption and property damage allegedly caused by the explosion. After nearly four years without determining the cause of the explosion, all parties have agreed not to litigate further that issue, but to move these suits toward settlements or trials to determine whether each plaintiff was injured as a result of the explosion and, if so, the lawful damages attributable to such injury. The defendants have agreed on a fund for settlements or final awards. Numerous claims have been settled. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a materially adverse effect on its financial position or results of operations.

     Trojan Investment Recovery. In early 1993, PGE ceased commercial operation of the Trojan nuclear power generating facility. The OPUC granted PGE, through a general rate order, recovery of, and a return on, 87% of its remaining investment in Trojan.

     The OPUC's general rate order related to Trojan has been subject to litigation in various state courts, including rulings by the Oregon Court of Appeals and petitions to the Oregon Supreme Court filed by parties opposed to the OPUC's order, including the Utility Reform
Project (URP) and the Citizens Utility Board (CUB).

     In August 2000, PGE entered into agreements with CUB and the staff of the OPUC to settle the litigation related to PGE's recovery of its investment in the Trojan plant. Under the agreements, CUB agreed to withdraw from the litigation and to support the settlement as the means to resolve the Trojan litigation. The OPUC approved the accounting and ratemaking elements of the settlement on September 29, 2000. As a result of these approvals, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return on or a return of that investment. Collection of ongoing decommissioning costs at Trojan is not affected by the settlement agreements or the September 29, 2000 OPUC order. With CUB's withdrawal, URP is the one remaining significant adverse party in the litigation. URP has indicated that it plans to continue to challenge the OPUC order allowing PGE recovery of its investment in Trojan.

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

                              2000                          1999
                   High       Low     Dividends     High     Low  Dividends

First Quarter.....  $78 5/8   $41 3/8  $.1250  $35 19/32  $28 3/4   $.1250
Second Quarter....   78 15/16  62 1/2   .1250   41 15/32   30 1/2    .1250
Third Quarter.....   90 3/4    65 9/16  .1250   44 23/32   38 1/16   .1250
Fourth Quarter....   88 11/16  63 1/2   .1250   44 7/8     34 7/8    .1250


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

                               2000                          1999
                   High         Low       Dividends    High     Low        Dividends

First Quarter.... 1,953       1,868 7/8    $3.4130     --       --           $3.4130
Second Quarter... 2,146 3/8   2,118 1/8    $3.4130     --       --            3.4130
Third Quarter....    --          --        $3.4130     --       --            3.4130
Fourth Quarter...    --          --        $3.4130  $1,170 1/8  $1,170 1/8    3.4130

     At December 31, 2000, there were approximately 58,920 record holders of common stock and 160 record holders of Second Preferred Stock.

     Other information required by this item is set forth under Item 6 -- "Selected Financial Data (Unaudited) -
Common Stock Statistics" for the years 1996-2000.

ITEM 6.  SELECTED FINANCIAL DATA (UNAUDITED)

                                        2000       1999      1998      1997      1996

Operating Revenues (millions)         $100,789   $40,112   $31,260   $20,273   $13,289

Total Assets (millions)               $ 65,503   $33,381   $29,350   $22,552   $16,137


Common Stock Statistics(a)
  Income before cumulative effect
   of accounting changes
     Total (millions)                      979     1,024       703       105       584
     Per share - basic                   $1.22     $1.36     $1.07     $0.16     $1.16
     Per share - diluted                 $1.12     $1.27     $1.01     $0.16     $1.08
  Earnings on common stock
     Total (millions)                     $896      $827      $686      $ 88      $568
     Per share - basic                   $1.22     $1.17     $1.07     $0.16     $1.16
     Per share - diluted                 $1.12     $1.10     $1.01     $0.16     $1.08
  Dividends on common stock
     Total (millions)                     $368      $355      $312      $243      $212
     Per share                           $0.50     $0.50     $0.48     $0.46     $0.43
  Shares outstanding (millions)
     Actual at year-end                    752       716       662       622       510
     Average for the year - basic          736       705       642       544       492
     Average for the year - diluted        814       769       695       555       540

Capitalization (millions)
  Short-term and long-term debt        $10,229   $ 8,152   $ 7,357   $ 6,254    $3,349
  Minority interests                     2,414     2,430     2,143     1,147       755
  Company-obligated preferred
   securities of subsidiaries              904     1,000     1,001       993       592
  Shareholders' equity                  11,470     9,570     7,048     5,618     3,723
     Total capitalization              $25,017   $21,152   $17,549   $14,012    $8,419

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

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's net income for 2000 was $979 million compared to $893 million in 1999 and $703 million in 1998. Items impacting comparability are discussed in the respective segment results. Net income before items impacting comparability was $1,266 million, $957 million and $698 million, respectively, in 2000, 1999 and 1998. Enron's business is divided into five segments and Exploration and Production (Enron Oil & Gas Company) through August 16, 1999 (see Note 2 to the Consolidated Financial Statements). Enron's operating segments include:

   Transportation and Distribution. Transportation and Distribution consists of Enron Transportation Services and Portland General. Transportation Services includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern), Enron's 50% interest in Florida Gas Transmission Company (Florida
Gas) and Enron's interests in Northern Border Partners, L.P. and EOTT Energy Partners, L.P. (EOTT).

   Wholesale Services. Wholesale Services includes Enron's wholesale businesses around the world. Wholesale Services operates in developed markets such as North America and Europe, as well as developing or newly deregulating markets including South America, India and Japan.

   Retail Energy Services. Enron, through its subsidiary Enron Energy Services, LLC (Energy Services), is extending its energy expertise and capabilities to end-use retail customers in the industrial and commercial business sectors to manage their energy requirements and reduce their total energy costs.

   Broadband Services. Enron's broadband services business
(Broadband Services) provides customers with a single source for broadband services, including bandwidth intermediation and the delivery of premium content.

   Corporate and Other. Corporate and Other includes Enron's investment in Azurix Corp. (Azurix), which provides water and wastewater services, results of Enron Renewable Energy Corp. (EREC), which develops and constructs wind-generated power projects, and the operations of Enron's methanol and MTBE plants as well as overall corporate activities of Enron.

Net income includes the following:

(In millions)                                2000    1999    1998
After-tax results before items impacting
 comparability                             $1,266   $ 957   $ 698

Items impacting comparability:(a)
  Charge to reflect impairment by Azurix     (326)      -       -
  Gain on TNPC, Inc. (The New Power
   Company), net                               39       -       -
  Gains on sales of subsidiary stock            -     345      45
  MTBE-related charges                          -    (278)    (40)
  Cumulative effect of accounting
   changes                                      -    (131)      -
Net income                                 $  979   $ 893   $ 703

(a) Tax affected at 35%, except where a specific tax rate applied.

   Diluted earnings per share of common stock were as follows:

                                               2000      1999      1998

Diluted earnings per share(a):
  After-tax results before items
   impacting comparability                    $1.47     $1.18     $1.00

  Items impacting comparability:
     Charge to reflect impairment by Azurix   (0.40)        -         -
     Gain on The New Power Company, net        0.05         -         -
     Gains on sales of subsidiary stock           -      0.45      0.07
     MTBE-related charges                         -     (0.36)    (0.06)
     Cumulative effect of accounting changes      -     (0.17)        -
Diluted earnings per share                    $1.12     $1.10     $1.01

(a) Restated to reflect the two-for-one stock split effective
    August 13, 1999.

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (see Note 20 to the Consolidated Financial Statements):

(In millions)                      2000      1999    1998

Transportation and Distribution:
  Transportation Services         $  391   $  380   $  351
  Portland General                   341      305      286
Wholesale Services                 2,260    1,317      968
Retail Energy Services               165      (68)    (119)
Broadband Services                   (60)       -        -
Exploration and Production             -       65      128
Corporate and Other                 (615)      (4)     (32)
  Income before interest,
   minority interests and taxes   $2,482   $1,995   $1,582

Transportation and Distribution
   Transportation Services. The following table summarizes total volumes transported by each of Enron's interstate natural gas pipelines.

                                        2000    1999    1998

Total volumes transported (BBtu/d)(a)
  Northern Natural Gas                  3,529   3,820   4,098
  Transwestern Pipeline                 1,657   1,462   1,608
  Florida Gas Transmission              1,501   1,495   1,324
  Northern Border Pipeline              2,443   2,405   1,770

(a) Billion British thermal units per day.  Amounts reflect
    100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows:

(In millions)                         2000   1999   1998

Net revenues                          $650   $626   $640
Operating expenses                     280    264    276
Depreciation and amortization           67     66     70
Equity earnings                         63     38     32
Other, net                              25     46     25
  Income before interest and taxes    $391   $380   $351

Net Revenues
   Revenues, net of cost of sales, of Transportation Services increased $24 million (4%) during 2000 and declined $14 million (2%) during 1999 as compared to 1998. In 2000, Transportation Services' interstate pipelines produced strong financial results. The volumes transported by Transwestern increased 13 percent in 2000 as compared to 1999. Northern's 2000 gross margin was comparable to 1999 despite an 8 percent decline in volumes transported. Net revenues in 2000 were favorably impacted by transportation revenues from Transwestern's Gallup, New Mexico expansion and by sales from Northern's gas storage inventory. The decrease in net revenue in 1999 compared to 1998 was primarily due to the expiration, in October 1998, of certain transition cost recovery surcharges, partially offset by a Northern sale of gas storage inventory in 1999.

Operating Expenses
   Operating expenses, including depreciation and amortization, of Transportation Services increased $17 million (5%) during 2000 primarily as a result of higher overhead costs related to information technology and employee benefits. Operating expenses decreased $16 million (5%) during 1999 primarily as a result of the expiration of certain transition cost recovery surcharges which had been recovered through revenues.

Equity Earnings
   Equity in earnings of unconsolidated equity affiliates increased $25 million and $6 million in 2000 and 1999, respectively. The increase in equity earnings in 2000 as compared to 1999 primarily relates to Enron's investment in Florida Gas. The increase in earnings in 1999 as compared to 1998 was primarily a result of higher earnings from Northern Border Pipeline and EOTT.

Other, Net
   Other, net decreased $21 million in 2000 as compared to 1999 after increasing $21 million in 1999 as compared to 1998. Included in 2000 were gains related to an energy commodity contract and the sale of compressor-related equipment, while the 1999 amount included interest income earned in connection with the financing of an acquisition by EOTT. The 1998 amount included gains from the sale of an interest in an equity investment, substantially offset by charges related to litigation.

   Portland General.  Portland General realized IBIT as follows:

(In millions)                           2000     1999     1998

Revenues                               $2,256   $1,379   $1,196
Purchased power and fuel                1,461      639      451
Operating expenses                        321      304      295
Depreciation and amortization             211      181      183
Other, net                                 78       50       19
  Income before interest and taxes     $  341   $  305   $  286

   Revenues, net of purchased power and fuel costs, increased $55 million in 2000 as compared to 1999. The increase is primarily the result of a significant increase in the price of power sold and an increase in wholesale sales, partially offset by higher purchased power and fuel costs. Operating expenses increased primarily due to increased plant maintenance costs related to periodic overhauls. Depreciation and amortization increased in 2000 primarily as a result of increased regulatory amortization. Other, net in 2000 included the impact of an Oregon Public
Utility Commission (OPUC) order allowing certain deregulation costs to be deferred and recovered through rate cases, the settlement of litigation related to the Trojan nuclear power generating facility and gains on the sale of certain generation-related assets.

   Revenues, net of purchased power and fuel costs, decreased $5 million in 1999 as compared to 1998. Revenues increased primarily as a result of an increase in the number of customers served by Portland General. Higher purchased power and fuel costs, which increased 42 percent in 1999, offset the increase in revenues. Other income, net increased $31 million in 1999 as compared to 1998 primarily as a result of a gain recognized on the sale of certain assets.

   In 1999, Enron entered into an agreement to sell Portland
General Electric Company to Sierra Pacific Resources. See Note 2 to the Consolidated Financial Statements.

   Statistics for Portland General are as follows:

                                               2000      1999      1998

Electricity sales (thousand MWh)(a)
  Residential                                  7,433     7,404     7,101
  Commercial                                   7,527     7,392     6,781
  Industrial                                   4,912     4,463     3,562
     Total retail                             19,872    19,259    17,444
  Wholesale                                   18,548    12,612    10,869
     Total electricity sales                  38,420    31,871    28,313

Resource mix
  Coal                                            11%       15%       16%
  Combustion turbine                              12         8        12
  Hydro                                            6         9         9
     Total generation                             29        32        37
  Firm purchases                                  63        57        56
  Secondary purchases                              8        11         7
     Total resources                             100%      100%      100%

Average variable power cost (Mills/KWh)(b)
  Generation                                    14.5      11.3       8.6
  Firm purchases                                34.9      23.2      17.3
  Secondary purchases                          123.6      19.7      23.6
     Total average variable power cost          37.2      20.0      15.6

Retail customers (end of period, thousands)      725       719       704

(a) Thousand megawatt-hours.
(b) Mills (1/10 cent) per kilowatt-hour.

Outlook
   Enron Transportation Services is expected to provide stable earnings and cash flows during 2001. The four major natural gas pipelines have strong competitive positions in their respective markets as a result of efficient operating practices, competitive rates and favorable market conditions. Enron Transportation
Services expects to continue to pursue demand-driven expansion opportunities. Florida Gas expects to complete an expansion that will increase throughput by 198 million cubic feet per day (MMcf/d) by mid-2001. Florida Gas has received preliminary approval from the Federal Energy Regulatory Commission for an expansion of 428 MMcf/d, expected to be completed by early 2003, and is also pursuing an expansion of 150 MMcf/d that is expected to be completed in mid-2003. Transwestern completed an expansion of 140 MMcf/d in May 2000 and is pursuing an expansion of 50 MMcf/d that is expected to be completed in 2001 and an additional expansion of up to 150 MMcf/d that is expected to be completed in 2002. Northern Border
Partners is evaluating the development of a 325 mile pipeline with a range of capacity from 375 MMcf/d to 500 MMcf/d to connect natural gas production in Wyoming to the Northern Border Pipeline in Montana.

   In 2001, Portland General anticipates purchased power and fuel costs to remain at historically high levels. Portland
General has submitted a request with the OPUC to recover the anticipated cost increase through a rate adjustment.

Wholesale Services
   Enron builds its wholesale businesses through the creation of networks involving selective asset ownership, contractual access to third-party assets and market-making activities. Each market in which Wholesale Services operates utilizes these components in a slightly different manner and is at a different stage of development. This network strategy has enabled Wholesale Services to establish a leading position in its markets. Wholesale Services' activities are categorized into two business lines: (a) Commodity Sales and Services and (b) Assets and Investments. Activities may be integrated into a bundled product offering for Enron's customers.

   Wholesale Services manages its portfolio of contracts and assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, Wholesale Services uses portfolio and risk management disciplines, including offsetting or hedging transactions, to manage exposures to market price movements (commodities, interest rates, foreign currencies and equities). Additionally, Wholesale Services manages its liquidity and exposure to third-party credit risk through monetization of its contract portfolio or third-party insurance contracts. Wholesale Services also sells interests in certain investments and other assets to improve liquidity and overall return, the timing of which is dependent on market conditions and management's expectations of the investment's value.

   The following table reflects IBIT for each business line:

(In millions)                      2000     1999     1998

Commodity sales and services      $1,630   $  628   $ 411
Assets and investments               889      850     709
Unallocated expenses               (259)     (161)   (152)
  Income before interest,
   minority interests and taxes   $2,260   $1,317   $ 968

   The following discussion analyzes the contributions to IBIT for each business line.

   Commodity Sales and Services. Wholesale Services provides reliable commodity delivery and predictable pricing to its customers through forwards and other contracts. This market-making activity includes the purchase, sale, marketing and delivery of natural gas, electricity, liquids and other commodities, as well as the management of Wholesale Services' own portfolio of contracts. Contracts associated with this activity are accounted for using the mark-to-market method of accounting.
See Note 1 to the Consolidated Financial Statements. Wholesale Services' market-making activity is facilitated through a network of capabilities including selective asset ownership. Accordingly, certain assets involved in the delivery of these services are included in this business (such as intrastate natural gas pipelines, gas storage facilities and certain electric generation assets).

   Wholesale Services markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                              2000     1999       1998

Physical volumes (BBtue/d)(a)(b)
Gas:
  United States                              17,674     8,982     7,418
  Canada                                      6,359     4,398     3,486
  Europe and Other                            3,637     1,572     1,251
                                             27,670    14,952    12,155
Transportation volumes                          649       575       559
     Total gas volumes                       28,319    15,527    12,714
Crude oil and Liquids                         6,088     6,160     3,570
Electricity(c)                               17,308    10,742    11,024
     Total physical volumes (BBtue/d)        51,715    32,429    27,308
Electricity volumes (thousand MWh)
  United States                             578,787   380,518   401,843
  Europe and Other                           54,670    11,576       529
     Total                                  633,457   392,094   402,372

Financial settlements (notional, BBtue/d)   196,148    99,337    75,266

(a)  Billion British thermal units equivalent per day.
(b)  Includes third-party transactions by Enron Energy Services.
(c)  Represents electricity volumes, converted to BBtue/d.

   Earnings from commodity sales and services increased $1.0 billion (160%) in 2000 as compared to 1999. Increased profits from North American gas and power marketing operations, European power marketing operations as well as the value of new businesses, such as pulp and paper, contributed to the earnings growth of Enron's commodity sales and services business. Continued market leadership in terms of volumes transacted, significant increases in natural gas prices and price volatility in both the gas and power markets were the key contributors to increased profits in the gas and power intermediation businesses. In late 1999, Wholesale Services launched an Internet-based Ecommerce system, EnronOnline, which allows wholesale customers to view Enron's real time pricing and to complete commodity transactions with Enron as principal, with no direct interaction. In its first full year of operation, EnronOnline positively impacted wholesale volumes, which increased 59 percent over 1999 levels.

   Earnings from commodity sales and services increased $217 million (53%) in 1999 as compared to 1998, reflecting strong results from the intermediation businesses in both North America and Europe, which include delivery of energy commodities and associated risk management products. Wholesale Services also successfully managed its overall portfolio of contracts, particularly in minimizing credit exposures utilizing third-party contracts. New product offerings in coal and pulp and paper markets also added favorably to the results.

   Assets and Investments. Enron's Wholesale businesses make investments in various energy and certain related assets as a part of its network strategy. Wholesale Services either purchases the asset from a third party or develops and constructs the asset. In most cases, Wholesale Services operates and manages such assets. Earnings from these investments principally result from operations of the assets or sales of ownership interests.

   Additionally, Wholesale Services invests in debt and equity securities of energy and technology-related businesses, which may also utilize Wholesale Services' products and services. With these merchant investments, Enron's influence is much more limited relative to assets Enron develops or constructs.
Earnings from these activities, which are accounted for on a fair value basis and are included in revenues, result from changes in the market value of the securities. Wholesale Services uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments. See Note 4 to the Consolidated Financial Statements for a summary of these investments.

   Earnings from assets and investments increased $39 million (5%) in 2000 as compared to 1999 as a result of an increase in the value of Wholesale Services' merchant investments, partially offset by lower gains from sales of energy assets. Earnings from asset operations were comparable to 1999 levels. Earnings from merchant investments were positively impacted by power-related and energy investments, partially offset by the decline in value of technology-related and certain energy-intensive industry investments. Gains on sales of energy assets in 2000 included the monetization of certain European energy operations.

   Earnings from assets and investments increased $141 million (20%) in 1999 as compared to 1998. During 1999, earnings from Wholesale Services' energy-related assets increased, reflecting the operation of the Dabhol Power Plant in India, ownership in Elektro Eletricidade e Servicos S.A. (Elektro), a Brazilian electric utility, and assets in various other developing markets. Wholesale Services' merchant investments increased in value during the year due to the expansion into certain technology-related investments, partially offset by a decline in the value of certain energy investments. In addition, Wholesale Services' 1999 earnings increased due to development and construction activities, while gains on sales of energy assets declined.

   Unallocated Expenses. Net unallocated expenses such as systems expenses and performance-related costs increased in 2000 due to growth of Wholesale Services' existing businesses and continued expansion into new markets.

Outlook
   In 2000, Wholesale Services reinforced its leading positions in the natural gas and power markets in both North America and Europe. In the coming year, Wholesale Services plans to continue to expand and refine its existing energy networks and to extend its proven business model to new markets and industries.

   In 2001, Wholesale Services plans to continue to fine-tune its already successful existing energy networks. In North America, Enron expects to complete the sale of five of its peaking power plants located in the Midwest and its intrastate natural gas pipeline. In each case, market conditions, such as increased liquidity, have diminished the need to own physical assets. For energy networks in other geographical areas where liquidity may be an issue, Enron will evaluate whether its existing network will benefit from additional physical assets. The existing networks in North America and Europe should continue to provide opportunities for sustained volume growth and increased profits.

   The combination of knowledge gained in building networks in key energy markets and the application of new technology, such as EnronOnline, is expected to provide the basis to extend Wholesale Services' business model to new markets and industries. In key international markets, where deregulation is underway, Enron plans to build energy networks by using the optimum combination of acquiring or constructing physical assets and securing contractual access to third party assets. Enron also plans to replicate its business model to new industrial markets such as metals, pulp, paper and lumber, coal and steel. Enron expects to use its Ecommerce platform, EnronOnline, to accelerate the penetration into these industries.

   Earnings from Wholesale Services are dependent on the origination and completion of transactions, some of which are individually significant and which are impacted by market conditions, the regulatory environment and customer relationships. Wholesale Services' transactions have historically been based on a diverse product portfolio, providing a solid base of earnings. Enron's strengths, including its ability to identify and respond to customer needs, access to extensive physical assets and its integrated product offerings, are important drivers of the expected continued earnings growth. In addition, significant earnings are expected from Wholesale Services' commodity portfolio and investments, which are subject to market fluctuations. External factors, such as the amount of volatility in market prices, impact the earnings opportunity associated with Wholesale Services' business. Risk related to these activities is managed using naturally offsetting transactions and hedge transactions. The effectiveness of Enron's risk management activities can have a material impact on future earnings. See "Financial Risk Management" for a discussion of market risk related to Wholesale Services.

Retail Energy Services
   Energy Services sells or manages the delivery of natural gas, electricity, liquids and other commodities to industrial and commercial customers located in North America and Europe. Energy Services also provides outsourcing solutions to customers for full energy management. This integrated product includes the management of commodity delivery, energy information and energy assets, and price risk management activities. The commodity portion of the contracts associated with this business are accounted for using the mark-to-market method of accounting. See Note 1 to the Consolidated Financial Statements.

(In millions)                              2000     1999     1998

Revenues                                  $4,615   $1,807   $1,072
Cost of sales                              4,028    1,551      955
Operating expenses                           449      308      210
Depreciation and amortization                 38       29       31
Equity losses                                (60)       -       (2)
Other, net                                    63       13        7
  IBIT before items impacting
   comparability                             103      (68)    (119)
Items impacting comparability:
   Gain  on  The New Power Company
    stock issuance                           121        -         -
  Retail Energy Services charges             (59)       -         -
Income (loss) before interest, minority
 interests and taxes                      $  165   $  (68)   $ (119)

Operating Results
   Revenues and gross margin increased $2,808 million and $331 million, respectively, in 2000 compared to 1999, primarily resulting from execution of commitments on its existing customer base, long-term energy contracts originated in 2000 and the increase in the value of Energy Services' contract portfolio. Operating expenses increased as a result of costs incurred in building the capabilities to deliver services on existing customer contracts and in building Energy Services' outsourcing business in Europe. Other, net in 2000 consisted primarily of gains associated with the securitization of non-merchant equity instruments. Equity losses reflect Energy Services' portion of losses of The New Power Company.

   Items impacting comparability in 2000 included a pre-tax gain of $121 million related to the issuance of common stock by The New Power Company and a charge of $59 million related to the write-off of certain information technology and other costs.
The New Power Company, which is approximately 45 percent owned by Enron, was formed to provide electricity and natural gas to residential and small commercial customers in deregulated energy markets in the United States.

Outlook
   During 2001, Energy Services anticipates continued growth in the demand for retail energy outsourcing solutions. Energy Services will deliver these services to its existing customers, while continuing to expand its commercial and industrial customer base for total energy outsourcing. Energy Services also plans to continue integrating its service delivery capabilities, extend its business model to related markets and offer new products.

Broadband Services
   In implementing Enron's network strategy, Broadband Services is constructing the Enron Intelligent Network, a nationwide fiber optic network that consists of both fiber deployed by Enron and acquired capacity on non-Enron networks and is managed by Enron's Broadband Operating System software. Enron is extending its market-making and risk management skills from its energy business to develop the bandwidth intermediation business to help customers manage unexpected fluctuation in the price, supply and demand of bandwidth. Enron's bandwidth-on-demand platform allows delivery of high-bandwidth media-rich content such as video streaming, high capacity data transport and video conferencing. Broadband Services also makes investments in companies with related technologies and with the potential for capital appreciation. Earnings from these merchant investments, which are accounted for on a fair value basis and are included in revenues, result from changes in the market value of the securities. Broadband Services uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments. Broadband Services also sells interests in certain investments and other assets to improve liquidity and overall return, the timing of which is dependent on market conditions and management's expectations of the investment's value.

   The components of Broadband Services' businesses include the development and construction of the Enron Intelligent Network, sales of excess fiber and software, bandwidth intermediation and the delivery of content. Significant components of Broadband Services' results are as follows:

(In millions)                            2000

Gross margin                             $318
Operating expenses                        305
Depreciation and amortization              77
Other, net                                  4
   Loss before interest, minority
    interests and taxes                  $(60)

   Broadband Services recognized a loss before interest, minority interests and taxes of $60 million in 2000. Gross margin included earnings from sales of excess fiber capacity, a significant increase in the market value of Broadband Services' merchant investments and the monetization of a portion of Enron's broadband content delivery platform. Expenses incurred during the period include expenses related to building the business and depreciation and amortization.

Outlook
   Broadband Services is extending Enron's proven business model to the communications industry. In 2001, Enron expects to further develop the Enron Intelligent Network, a global broadband network with broad connectivity potential to both buyers and sellers of bandwidth through Enron's pooling points. In addition, Enron expects to further deploy its proprietary Broadband Operating System across the Enron Intelligent Network, enabling Enron to manage bandwidth capacity independent of owning the underlying fiber. Broadband Services expects its intermediation transaction level to increase significantly in 2001 as more market participants connect to the pooling points and transact with Enron to manage their bandwidth needs. The availability of Enron's bandwidth intermediation products and prices on EnronOnline are expected to favorably impact the volume of transactions. In 2001, Broadband Services expects to continue to expand the commercial roll-out of its content service offerings including video-on-demand. Enron expects the volume of content delivered over its network to increase as more content delivery contracts are signed and as more distribution partner locations are connected.

Corporate and Other
   Significant components of Corporate and Other's IBIT are as follows:

(In millions)                                    2000    1999    1998

IBIT before items impacting comparability       $(289)   $(17)   $  7

Items impacting comparability:
  Charge to reflect impairment by Azurix         (326)      -       -
  Gains on exchange and sales of Enron Oil
   & Gas Company (EOG) stock                        -     454      22
  Charge to reflect impairment of MTBE assets
   and losses on contracted MTBE production         -    (441)    (61)
Loss before interest, minority interests
 and taxes                                      $(615)   $ (4)   $(32)

   Results for Corporate and Other in 2000 reflect operating losses from Enron's investment in Azurix (excluding the impairments discussed below) and increased information technology, employee compensation and corporate-wide expenses.

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

   Items impacting comparability in 2000 included a $326 million charge reflecting Enron's portion of impairments recorded by Azurix related to assets in Argentina. Items impacting comparability in 1999 included a pre-tax gain of $454 million on the exchange and sale of Enron's interest in EOG (see Note 2 to the Consolidated Financial Statements) and a $441 million pre-tax charge for the impairment of its MTBE assets (see Note 17 to the Consolidated Financial Statements).

   During 1998, Enron recognized a pre-tax gain of $22 million on the delivery of 10.5 million shares of EOG stock held by Enron as repayment of mandatorily exchangeable debt. Enron also recorded a $61 million charge to reflect losses on contracted MTBE production.

Interest and Related Charges, Net
   Interest and related charges, net of interest capitalized which totaled $38 million, $54 million and $66 million for 2000, 1999 and 1998, respectively, increased to $838 million in 2000 from $656 million in 1999 and $550 million in 1998. The increase in 2000 as compared to 1999 was primarily a result of increased long-term debt levels, increased average short-term borrowings, short-term debt assumed as a result of the acquisition of MG plc and higher interest rates in the U.S. The increase was partially offset by the replacement of debt related to a Brazilian subsidiary with lower interest rate debt.

   The increase in 1999 as compared to 1998 was primarily due to debt issuances and debt related to a Brazilian subsidiary, partially offset by a decrease in debt related to EOG following the sale and exchange of Enron's interests in August 1999. See Note 2 to the Consolidated Financial Statements.

Minority Interests
   Minority interests include the following:

(In millions)                            2000   1999    1998

Elektro(a)                               $ 33   $ 39    $  -
Majority-owned limited liability
 company and limited partnerships         105     71       -
Enron Oil & Gas Company                     -      2      24
Other                                      16     23      53
   Total                                 $154   $135    $ 77

(a) Relates to the respective parents of Elektro, which had minority shareholders in 2000 and 1999. See Note 8 to the Consolidated Financial Statements.

   Minority interests include Elektro beginning January 1, 1999, a majority-owned limited liability company and majority-owned limited partnerships since their formation during 1998 through 2000 and EOG until the exchange and sale of Enron's interests in August 1999 (see Note 2 to the Consolidated Financial Statements).

Income Tax Expense
   Income tax expense increased in 2000 as compared to 1999 primarily as a result of increased earnings, decreased equity earnings and decreased tax benefits related to the foreign tax rate differential, partially offset by an increase in the differences between the book and tax basis of certain assets and stock sales.

   Income tax expense decreased in 1999 compared to 1998 primarily as a result of increased equity earnings, tax benefits related to the foreign tax rate differential and the audit settlement related to Monthly Income Preferred Shares, partially offset by increased earnings.

Cumulative Effect of Accounting Changes
   In 1999, Enron recorded an after-tax charge of $131 million to reflect the initial adoption (as of January 1, 1999) of two new accounting pronouncements, the AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities," and the Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The 1999 charge was primarily related to the adoption of SOP 98-5.

NEW ACCOUNTING PRONOUNCEMENTS

   In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at its fair value through earnings, with special accounting allowed for certain qualifying hedges. Enron will adopt SFAS No. 133 as of January 1, 2001. Due to the adoption of SFAS No. 133, Enron will recognize an after-tax non-cash loss of approximately $5 million in earnings and an after-tax non-cash gain in "Other Comprehensive Income," a component of shareholders' equity, of approximately $22 million from the cumulative effect of a change in accounting principle. Enron will also reclassify $532 million from "Long-Term Debt" to "Other Liabilities" due to the adoption.

   The total impact of Enron's adoption of SFAS No. 133 on earnings and on "Other Comprehensive Income" is dependent upon certain pending interpretations, which are currently under consideration, including those related to "normal purchases and normal sales" and inflation escalators included in certain contract payment provisions. The interpretations of these issues, and others, are currently under consideration by the FASB. While the ultimate conclusions reached on interpretations being considered by the FASB could impact the effects of Enron's adoption of SFAS No. 133, Enron does not believe that such conclusions would have a material effect on its current estimate of the impact of adoption.

FINANCIAL CONDITION

Cash Flows

(In millions)                   2000      1999      1998

Cash provided by (used in):
   Operating activities       $ 4,779   $ 1,228   $ 1,640
   Investing activities        (4,264)   (3,507)   (3,965)
   Financing activities           571     2,456     2,266

   Net cash provided by operating activities increased $3,551 million in 2000, primarily reflecting decreases in working capital, positive operating results and a receipt of cash associated with the assumption of a contractual obligation.
Net cash provided by operating activities decreased $412 million in 1999, primarily reflecting increases in working capital and net assets from price risk management activities, partially offset by increased earnings and higher proceeds from sales of merchant assets and investments. The 1998 amount reflects positive operating cash flow from Enron's major business segments, proceeds from sales of interests in energy-related merchant assets and cash from timing and other changes related to Enron's commodity portfolio, partially offset by new investments in merchant assets and investments.

   Net cash used in investing activities primarily reflects capital expenditures and equity investments, which total $3,314 million in 2000, $3,085 million in 1999 and $3,564 million in 1998, and cash used for business acquisitions. See "Capital Expenditures and Equity Investments" below and see Note 2 to the Consolidated Financial Statements for cash used for business acquisitions. Partially offsetting these uses of cash were proceeds from sales of non-merchant assets, including certain equity instruments by Energy Services and an international power project, which totaled $494 million in 2000. Proceeds from non-merchant asset sales were $294 million in 1999 and $239 million in 1998.

   Cash provided by financing activities in 2000 included proceeds from the issuance of subsidiary equity and the issuance of common stock related to employee benefit plans, partially offset by payments of dividends. Cash provided by financing activities in 1999 included proceeds from the net issuance of short- and long-term debt, the issuance of common stock and the issuance of subsidiary equity, partially offset by payments of dividends. Cash provided by financing activities in 1998 included proceeds from the net issuance of short- and long-term debt, the issuance of common stock and the sale of a minority interest in a subsidiary, partially offset by payments of dividends.

Capital Expenditures and Equity Investments
   Capital expenditures by operating segment are as follows:

                                   2001
(In millions)                    Estimate   2000     1999     1998

Transportation and Distribution   $  140   $  270   $  316   $  310
Wholesale Services                   570    1,280    1,216      706
Retail Energy Services                50       70       64       75
Broadband Services                   700      436        -        -
Exploration and Production             -        -      226      690
Corporate and Other                   40      325      541      124
  Total                           $1,500   $2,381   $2,363   $1,905

   Capital expenditures increased $18 million in 2000 and $458 million in 1999 as compared to the previous year.
Capital expenditures in 2000 primarily relate to construction of power plants to extend Wholesale Services' network and fiber optic network infrastructure for Broadband Services. During 1999, Wholesale Services expenditures increased due primarily to construction of domestic and international power plants. The 1999 increase in Corporate and Other reflects the purchase of certain previously leased MTBE-related assets.

   Cash used for investments in equity affiliates by the operating segments is as follows:

(In millions)                             2000   1999    1998

Transportation and Distribution           $  1   $  -   $   27
Wholesale Services                         911    712      703
Corporate and Other                         21     10      929
  Total                                   $933   $722   $1,659

   Equity investments in 2000 relate primarily to capital invested for the ongoing construction, by a joint venture, of a power plant in India as well as other international investments. Equity investments in 1999 relate primarily to an investment in a joint venture that holds gas distribution and related businesses in South Korea and the power plant project in India.

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

Working Capital
   At December 31, 2000, Enron had working capital of $2.0 billion. If a working capital deficit should occur, Enron has credit facilities in place to fund working capital requirements. At December 31, 2000, those credit lines provided for up to $4.2 billion of committed and uncommitted credit, of which $290 million was outstanding. Certain of the credit agreements contain prefunding covenants. However, such covenants are not expected to restrict Enron's access to funds under these agreements. In addition, Enron sells commercial paper and has agreements to sell trade accounts receivable, thus providing financing to meet seasonal working capital needs. Management believes that the sources of funding described above are sufficient to meet short- and long-term liquidity needs not met by cash flows from operations.

CAPITALIZATION

   Total capitalization at December 31, 2000 was $25.0 billion.
Debt as a percentage of total capitalization increased to 40.9% at December 31, 2000 as compared to 38.5% at December 31, 1999.
The increase in the ratio primarily reflects increased debt levels and the impact on total equity of the decline in the value of the British pound sterling. This was partially offset by the issuances, in 2000, of Enron common stock and the contribution of common shares (see Note 16 to the Consolidated Financial
Statements). The issuances of Enron common stock primarily related to the acquisition of a minority shareholder's interest in Enron Energy Services, LLC and the exercise of employee stock options.

   Enron is a party to certain financial contracts which contain provisions for early settlement in the event of a significant market price decline in which Enron's common stock falls below certain levels (prices ranging from $28.20 to $55.00 per share) or if the credit ratings for Enron's unsecured, senior long-term debt obligations fall below investment grade. The impact of this early settlement could include the issuance of additional shares of Enron common stock.

   Enron's senior unsecured long-term debt is currently rated
BBB+ by Standard & Poor's Corporation and Fitch IBCA and Baa1 by Moody's Investor Service. Enron's continued investment grade status is critical to the success of its wholesale businesses as well as its ability to maintain adequate liquidity. Enron's management believes it will be able to maintain its credit rating.

ITEM 7A. FINANCIAL RISK MANAGEMENT

   Wholesale Services offers price risk management services primarily related to commodities associated with the energy sector (natural gas, electricity, crude oil and natural gas liquids). Energy Services and Broadband Services also offer price risk management services to their customers. These services are provided through a variety of financial instruments including forward contracts, which may involve physical delivery, swap agreements, which may require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. Interest rate risks and foreign currency risks associated with the fair value of Wholesale Services' commodities portfolio are managed using a variety of financial instruments, including financial futures, swaps and options.

   On a much more limited basis, Enron's other businesses also enter into financial instruments such as forwards, swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production or other contractual commitments. Changes in the market value of these hedge transactions are deferred until the gain or loss is recognized on the hedged item.

   Enron manages market risk on a portfolio basis, subject to parameters established by its Board of Directors. Market risks are monitored by an independent risk control group operating separately from the units that create or actively manage these risk exposures to ensure compliance with Enron's stated risk management policies.

Market Risk
   The use of financial instruments by Enron's businesses may expose Enron to market and credit risks resulting from adverse changes in commodity and equity prices, interest rates and foreign exchange rates. For Enron's businesses, the major market risks are discussed below:

   Commodity Price Risk. Commodity price risk is a consequence of providing price risk management services to customers. As discussed above, Enron actively manages this risk on a portfolio basis to ensure compliance with Enron's stated risk management policies.

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

     Equity Risk. Equity risk arises from Enron's participation in investments. Enron generally manages this risk by hedging specific investments using futures, forwards, swaps and options.

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

Value at Risk
     Enron has performed an entity-wide value at risk analysis of virtually all of Enron's financial instruments, including price risk management activities and merchant investments. Value at risk incorporates numerous variables that could impact the fair value of Enron's investments, including commodity prices, interest rates, foreign exchange rates, equity prices and associated volatilities, as well as correlation within and across these variables. Enron estimates value at risk for commodity, interest rate and foreign exchange exposures using a model based on Monte Carlo simulation of delta/gamma positions which captures a significant portion of the exposure related to option positions. The value at risk for equity exposure discussed above is based on J.P. Morgan's RiskMetrics(TM) approach. Both value at risk methods utilize a one-day holding period and a 95% confidence level. Cross-commodity correlations are used as appropriate.

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

   The following table illustrates the value at risk for each component of market risk:

                              December 31,      Year ended December 31, 2000
                                                            High            Low
(In millions)                 2000   1999   Average(a)   Valuation(a)   Valuation(a)

Trading Market Risk:
  Commodity price(b)           $66   $21       $50           $81            $23
  Interest rate                  -     -         -             -              -
  Foreign currency
   exchange rate                 -     -         -             -              -
  Equity(c)                     59    26        45            59             36

Non-Trading Market Risk(d):
  Commodity price                2     1         2             5              2
  Interest rate                  -     2         1             2              -
  Foreign currency
   exchange rate                 8     4         8            10              4
  Equity                         7     3         6             7              5

(a) The average value presents a twelve month average of the month-end values. The high and low valuations for each market risk component represent the highest and lowest month-end value during 2000.
(b) In 2000, increased natural gas prices combined with increased price volatility in power and gas markets caused Enron's value at risk to increase significantly.
(c) Enron's equity trading market risk primarily relates to merchant investments (see Note 4 to the Consolidated Financial Statements). In 2000, the value at risk model utilized for equity trading market risk was refined to more closely correlate with the valuation methodologies used for merchant activities.
(d) Includes only the risk related to the financial instruments that serve as hedges and does not include the related underlying hedged item.

Accounting Policies
   Accounting policies for price risk management and hedging activities are described in Note 1 to the Consolidated Financial
Statements.


                      INFORMATION REGARDING
                   FORWARD-LOOKING STATEMENTS

   This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this document are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the Transportation Services, extension of Enron's business model to new markets and industries, demand in the market for broadband services and high bandwidth applications, transaction volumes in the U.S. power market, commencement of commercial operations of new power plants and pipeline projects, completion of the sale of certain assets and growth in the demand for retail energy outsourcing solutions. When used in this document, the words "anticipate," "believe," "estimate," "expects," "intend," "may," "project," "plan," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Enron believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements.
Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include success in marketing natural gas and power to wholesale customers; the ability of Enron to penetrate new retail natural gas and electricity markets (including energy outsourcing markets) in the United States and foreign jurisdictions; development of Enron's broadband network and customer demand for intermediation and content services; the timing, extent and market effects of deregulation of energy markets in the United States, including the current energy market conditions in California, and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; political developments in foreign countries; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects; the effectiveness of Enron's risk management activities; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and Enron's ability to maintain the credit ratings for its unsecured senior long-term debt obligations.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.


                          PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by Item 10 of Form 10-K relating to directors who are nominees for election as directors at Enron's Annual Meeting of Shareholders to be held on May 1, 2001 is set forth under the caption entitled
"Election of Directors" in Enron's Proxy Statement, and is incorporated herein by reference.

     The information required by Item 10 of Form 10-K with respect to executive officers is set forth in Part I of this Form 10-K under the heading "Current Executive Officers of the Registrant".

     Section 16(a) of the Securities Exchange Act of 1934 requires Enron's executive officers and directors, and persons who own more than 10% of a registered class of Enron's equity securities, to file reports of ownership and changes in ownership with the SEC and the New York Stock
Exchange. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, Enron believes that during 2000, its executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements, with the exception that: three transactions, all reflecting the deemed acquisition and disposition of common stock upon the exercise of derivative phantom stock units on January 24, 2000, for either cash or phantom units in the Enron Deferral Plan, for each of John C. Baxter,
Richard B. Buy, Andrew S. Fastow, Mark A. Frevert and
Kenneth D. Rice were not timely reported; one exempt stock option grant for J. Mark Metts and one exempt phantom stock unit grant for John Wakeham were not timely reported; and Lawrence Ruben did not timely file one report containing a private transaction with family members.

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

Item 11.  EXECUTIVE COMPENSATION

     The information regarding executive compensation is set forth in the Proxy Statement under the captions "Compensation of Directors and Executive Officers --Director Compensation; Executive Compensation; Stock Option Grants During 2000; Aggregated Stock Option/SAR Exercises During 2000 and Stock Option/SAR Values as of December 31, 2000; Retirement and Supplemental Benefit Plans; Severance Plans; Employment Contracts; and Certain Transactions", and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

 (a) Security ownership of certain beneficial owners

     The information regarding security ownership of certain beneficial owners is set forth in the Proxy Statement under the caption
     "Election of Directors - Security Ownership of Certain Beneficial Owners", and is incorporated herein by reference.

 (b) Security ownership of management

     The information regarding security ownership of management is set forth in the Proxy Statement under the caption "Election of Directors
     - Stock Ownership of Management and Board of Directors as of
     February 15, 2001", and is incorporated herein by reference.

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


                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K

(a)(1) and (2) Financial Statements and Financial Statement
Schedules. See "Index to Financial Statements" set forth on page F-1.

(a)(3)   Exhibits:

*3.01  -  Amended and Restated Articles of Incorporation of
          Enron Oregon Corp. (Annex E to the Proxy
          Statement/Prospectus included in Enron's
          Registration Statement on Form S-4 - File No. 333-
          13791).

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

 *3.10 - Articles of Amendment of Enron amending Article IV of the Articles of Incorporation (Exhibit 3.10 to Post-Effective Amendment No. 1 to Enron's
          Registration Statement on Form S-3 - File No. 333-
          70465).

 *3.11  - Articles of Amendment of Enron:  Statement of
          Resolutions Establishing A Series of Preferred Stock of Enron Corp. - Mandatorily Convertible Junior Preferred Stock, Series B (Exhibit 3.11 to Post-Effective Amendment No. 1 to Enron's Registration Statement on Form S-3 - File No. 333-70465).

 *4.01  - Indenture dated as of November 1, 1985, between
          Enron and Harris Trust and Savings Bank (now The Bank of New York), as supplemented and amended by the First Supplemental Indenture dated as of December 1, 1995 (Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939, File No. 22-14390, filed October 24, 1985; Exhibit 4(b) to Form S-3 Registration Statement No. 33-64057 filed on November 8, 1995). There have not been filed as exhibits to this Form 10-K other debt instruments defining the rights of holders of long-term debt of Enron, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of Enron and its subsidiaries. Enron hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 *4.02 - Supplemental Indenture, dated as of May 8, 1997, by and among Enron Corp., Enron Oregon
          Corp. and Harris Trust and Savings Bank (now The Bank of New York), as Trustee (Exhibit 4.02 to Post-Effective Amendment No. 1 to Enron's Registration Statement on Form S-3, File No. 33-60417).

 *4.03  - Third Supplemental Indenture, dated as of September
          1, 1997, between Enron Corp. and Harris Trust and Savings Bank (now The Bank of New York), as Trustee (Exhibit 4.03 to Enron Registration Statement on Form S-3, File No. 333-35549).

 *4.04  - Fourth Supplemental Indenture, dated as of August
          17, 1999, between Enron Corp. and Harris Trust and Savings Bank (now The Bank of New York), as Trustee (Exhibit 4.05 to Enron Registration Statement on Form S-3 - File No. 333-83549).

Executive Compensation Plans and Arrangements Filed as
Exhibits Pursuant to Item 14(c) of Form 10-K:  Exhibits 10.01
through 10.53

*10.01  - Enron Executive Supplemental Survivor Benefits
          Plan, effective January 1, 1987 (Exhibit 10.01 to
          Enron Form 10-K for 1992).

*10.02  - First Amendment to Enron Executive
          Supplemental Survivor Benefits Plan (Exhibit 10.02 to Enron Form 10-K for 1999).

*10.03  - Enron Corp. 1988 Stock Plan (Exhibit 4.3 to Form S-
          8 Registration Statement No. 33-27893).

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

*10.07  - Second Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.07 to Enron Form 10-K for 1995).

*10.08  - Third Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.09 to Enron Form 10-K for 1996).

*10.09  - Fourth Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.10 to Enron Form 10-K for 1996).

*10.10  - Fifth Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.11 to Enron Form 10-K for 1996).

*10.11  - Sixth Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.11 to Enron Form 10-K for 1999).

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

*10.17  - First Amendment to Enron Corp. 1991 Stock Plan (As
          Amended and Restated Effective May 4, 1999)
          (Exhibit 10.17 to Enron Form 10-K for 1999).

*10.18  - Second Amendment to Enron Corp. 1991 Stock Plan (As
          Amended and Restated Effective May 4, 1999)
          (Exhibit 10.18 to Enron Form 10-K for 1999).

*10.19  - Third Amendment to Enron Corp. 1991 Stock Plan (As
          Amended and Restated Effective May 4, 1999)
          (Exhibit 10.19 to Enron Form 10-K for 1999).

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

*10.25  - Employment Agreement between Enron Corp. and
          Kenneth L. Lay, executed December 18, 1996 (Exhibit
          10.25 to Enron Form 10-K for 1996).

*10.26  - First Amendment to Employment Agreement between
          Enron Corp. and Kenneth L. Lay, dated February 7,
          2000 (Exhibit 10.26 to Enron Form 10-K for 1999).

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

*10.36 - Tenth Amendment to Consulting Services Agreement between John A. Urquhart and Enron Corp. dated
          January 1, 2000 (Exhibit 10.36 to Enron Form 10-K for 1999).

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

*10.47  - Loan Agreement effective October 13, 1997, between
          Enron Corp. and Jeffrey K. Skilling (Exhibit 10.43 to Enron Form 10-K for 1997).

*10.48  - Third Amendment to Employment Agreement between
          Enron Corp. and Jeffrey K. Skilling, dated February
          7, 2000 (Exhibit 10.48 to Enron Form 10-K for
          1999).

*10.49  - Executive Employment Agreement between Enron
          Operations Corp. and Stanley C. Horton, dated as of October 1, 1999 (Exhibit 10.45 to Enron Form 10-
          K for 1997).

*10.50 - First Amendment to Executive Employment Agreement by and between Enron Operations Corp., Enron Corp. and Stanley C. Horton, dated December 27, 1999 (Exhibit 10.56 to Enron Form 10-K for 1999).

 10.51  - Employment Agreement between Enron Corp. and Mark
          A. Frevert, effective March 1, 2000

*10.52  - Executive Employment Agreement between Enron Corp.
          and Kenneth D. Rice, effective June 1, 1998
          (Exhibit 10.43 to Enron Form 10-K for 1998).

 10.53 - First Amendment to Executive Employment Agreement between Enron Corp. and Kenneth D. Rice, dated
          February 14, 2000.

 12     - Statement re computation of ratios of earnings to
          fixed charges.

 21     - Subsidiaries of registrant.

 23.01  - Consent of Arthur Andersen LLP.

 23.02  - Consent of Arthur Andersen LLP.

 24     - Powers of Attorney for the directors signing
          this Form 10-K.

 99     - Financial Statements of Atlantic Water Trust.




 *    Asterisk indicates exhibits incorporated by reference.

(b)   Reports on Form 8-K

      Current Report on Form 8-K filed February 28, 2001.

                 INDEX TO FINANCIAL STATEMENTS

                          ENRON CORP.

                                                        Page No.

Consolidated Financial Statements


  Report of Independent Public Accountants               F-2

  Consolidated Income Statement and Consolidated
  Statement of Comprehensive Income for the years
  ended December 31, 2000, 1999 and 1998                 F-3

  Consolidated Balance Sheet as of December 31, 2000
  and 1999                                               F-4

  Consolidated Statement of Cash Flows for the years
  ended December 31, 2000, 1999 and 1998                 F-6

  Consolidated Statement of Changes in Shareholders'
  Equity Accounts for the years ended December 31, 2000,
  1999 and 1998                                          F-7

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

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Enron Corp.:

   We have audited the accompanying consolidated balance sheet of Enron Corp. (an Oregon corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Enron Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enron Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations, cash flows and changes in shareholders' equity for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   As discussed in Note 18 to the consolidated financial statements, Enron Corp. and subsidiaries changed its method of accounting for costs of start-up activities and its method of accounting for certain contracts involved in energy trading and risk management activities in the first quarter of 1999.




                       Arthur Andersen LLP

Houston, Texas
February 23, 2001

                  ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED INCOME STATEMENT

                                                         Year ended December 31,
(In millions, except per share amounts)                 2000       1999      1998

Revenues
  Natural gas and other products                      $ 50,500   $19,536   $13,276
  Electricity                                           33,823    15,238    13,939
  Metals                                                 9,234         -         -
  Other                                                  7,232     5,338     4,045
     Total revenues                                    100,789    40,112    31,260
Costs and Expenses
  Cost of gas, electricity, metals and
   other products                                       94,517    34,761    26,381
  Operating expenses                                     3,184     3,045     2,473
  Depreciation, depletion and
   amortization                                            855       870       827
  Taxes, other than income taxes                           280       193       201
  Impairment of long-lived assets                            -       441         -
     Total costs and expenses                           98,836    39,310    29,882
Operating Income                                         1,953       802     1,378
Other Income and Deductions
  Equity in earnings of unconsolidated
   equity affiliates                                        87       309        97
  Gains on sales of non-merchant assets                    146       541        56
  Gain on the issuance of stock by TNPC, Inc.              121         -         -
  Interest income                                          212       162        88
  Other income, net                                        (37)      181       (37)
Income Before Interest, Minority
 Interests and Income Taxes                              2,482     1,995     1,582
Interest and related charges, net                          838       656       550
Dividends on company-obligated preferred
 securities of subsidiaries                                 77        76        77
Minority interests                                         154       135        77
Income tax expense                                         434       104       175
Net income before cumulative effect of
 accounting changes                                        979     1,024       703
Cumulative effect of accounting changes,
 net of tax                                                  -      (131)        -
Net Income                                                 979       893       703
Preferred stock dividends                                   83        66        17
Earnings on Common Stock                              $    896   $   827   $   686
Earnings Per Share of Common Stock
  Basic
     Before cumulative effect of accounting
      changes                                         $   1.22   $  1.36   $  1.07
     Cumulative effect of accounting changes                 -     (0.19)        -
       Basic earnings per share                       $   1.22   $  1.17   $  1.07
  Diluted
     Before cumulative effect of accounting
      changes                                         $   1.12   $  1.27   $  1.01
     Cumulative effect of accounting changes                 -     (0.17)        -
       Diluted earnings per share                     $   1.12   $  1.10   $  1.01
Average Number of Common Shares Used in Computation
  Basic                                                    736       705       642
  Diluted                                                  814       769       695

The accompanying notes are an integral part of these consolidated financial statements.


                  ENRON CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                       Year ended December 31,
(In millions)                          2000      1999      1998

Net Income                           $  979    $  893   $   703
Other comprehensive income:
  Foreign currency translation
   adjustment and other                (307)     (579)      (14)
Total Comprehensive Income           $  672    $  314   $   689

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                                              December 31,
(In millions)                              2000         1999

ASSETS
Current Assets
  Cash and cash equivalents               $ 1,374     $   288
  Trade receivables (net of allowance
   for doubtful accounts of $133 and
   $40, respectively)                      10,396       3,030
  Other receivables                         1,874         518
  Assets from price risk management
   activities                              12,018       2,205
  Inventories                                 953         598
  Deposits                                  2,433          81
  Other                                     1,333         535
     Total current assets                  30,381       7,255

Investments and Other Assets
  Investments in and advances to
   unconsolidated equity affiliates         5,294       5,036
  Assets from price risk management
   activities                               8,988       2,929
  Goodwill                                  3,638       2,799
  Other                                     5,459       4,681
     Total investments and other assets    23,379      15,445

Property, Plant and Equipment, at cost
  Natural gas transmission                  6,916       6,948
  Electric generation and distribution      4,766       3,552
  Fiber optic network and equipment           839         379
  Construction in progress                    682       1,120
  Other                                     2,256       1,913
                                           15,459      13,912
  Less accumulated depreciation,
   depletion and amortization               3,716       3,231
     Property, plant and equipment, net    11,743      10,681

Total Assets                              $65,503     $33,381

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEET

                                                    December 31,
(In millions, except shares)                      2000         1999

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                               $ 9,777     $ 2,154
  Liabilities from price risk
   management activities                          10,495       1,836
  Short-term debt                                  1,679       1,001
  Customers' deposits                              4,277          44
  Other                                            2,178       1,724
     Total current liabilities                    28,406       6,759

Long-Term Debt                                     8,550       7,151

Deferred Credits and Other Liabilities
  Deferred income taxes                            1,644       1,894
  Liabilities from price risk
   management activities                           9,423       2,990
  Other                                            2,692       1,587
     Total deferred credits and
      other liabilities                           13,759       6,471
Commitments and Contingencies
 (Notes 13, 14 and 15)

Minority Interests                                 2,414       2,430

Company-Obligated Preferred Securities
 of Subsidiaries                                     904       1,000

Shareholders' Equity
  Second preferred stock, cumulative, no par
   value, 1,370,000 shares authorized,
   1,240,933 shares and 1,296,184 shares
   issued, respectively                              124         130
  Mandatorily Convertible Junior Preferred
   Stock, Series B, no par value, 250,000
   shares issued                                   1,000       1,000
  Common stock, no par value, 1,200,000,000
   shares authorized, 752,205,112 shares
   and 716,865,081 shares issued, respectively     8,348       6,637
  Retained earnings                                3,226       2,698
  Accumulated other comprehensive income          (1,048)       (741)
  Common stock held in treasury, 577,066
   shares and 1,337,714 shares,
   respectively                                      (32)        (49)
  Restricted stock and other                        (148)       (105)
     Total shareholders' equity                   11,470       9,570

Total Liabilities and Shareholders' Equity       $65,503     $33,381

The accompanying notes are an integral part of these consolidated financial statements.

                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS

                                                      Year ended December 31,
(In millions)                                         2000      1999      1998

Cash Flows From Operating Activities
Reconciliation of net income to net
 cash provided by operating activities
  Net income                                         $   979   $   893   $   703
  Cumulative effect of accounting changes                  -       131         -
  Depreciation, depletion and amortization               855       870       827
  Impairment of long-lived assets (including
   equity investments)                                   326       441         -
  Deferred income taxes                                  207        21        87
  Gains on sales of non-merchant assets                 (146)     (541)      (82)
  Changes in components of working
   capital                                             1,769    (1,000)     (233)
  Net assets from price risk management
   activities                                           (763)     (395)      350
  Merchant assets and investments:
     Realized gains on sales                            (104)     (756)     (628)
     Proceeds from sales                               1,838     2,217     1,434
     Additions and unrealized gains                   (1,295)     (827)     (721)
  Other operating activities                           1,113       174       (97)
Net Cash Provided by Operating Activities              4,779     1,228     1,640
Cash Flows From Investing Activities
  Capital expenditures                                (2,381)   (2,363)   (1,905)
  Equity investments                                    (933)     (722)   (1,659)
  Proceeds from sales of non-merchant assets             494       294       239
  Acquisition of subsidiary stock                       (485)        -      (180)
  Business acquisitions, net of cash acquired
   (see Note 2)                                         (777)     (311)     (104)
  Other investing activities                            (182)     (405)     (356)
Net Cash Used in Investing Activities                 (4,264)   (3,507)   (3,965)
Cash Flows From Financing Activities
  Issuance of long-term debt                           3,994     1,776     1,903
  Repayment of long-term debt                         (2,337)   (1,837)     (870)
  Net increase (decrease) in short-term borrowings    (1,595)    1,565      (158)
  Net issuance (redemption) of company-obligated
   preferred securities of subsidiaries                  (96)        -         8
  Issuance of common stock                               307       852       867
  Issuance of subsidiary equity                          500       568       828
  Dividends paid                                        (523)     (467)     (414)
  Net disposition of treasury stock                      327       139        13
  Other financing activities                              (6)     (140)       89
Net Cash Provided by Financing Activities                571     2,456     2,266
Increase (Decrease) in Cash and Cash Equivalents       1,086       177       (59)
Cash and Cash Equivalents, Beginning of Year             288       111       170
Cash and Cash Equivalents, End of Year               $ 1,374   $   288   $   111

Changes in Components of Working Capital
  Receivables                                        $(8,203)  $  (662)  $(1,055)
  Inventories                                          1,336      (133)     (372)
  Payables                                             7,167      (246)      433
  Other                                                1,469        41       761
     Total                                           $ 1,769   $(1,000)  $  (233)

The accompanying notes are an integral part of these consolidated financial statements.

                       ENRON CORP. AND SUBSIDIARIES
         CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(In millions, except per share                   2000                1999                1998
 amounts; shares in thousands)              Shares   Amount      Shares   Amount     Shares   Amount

Cumulative Second Preferred
 Convertible Stock
  Balance, beginning of year                1,296    $   130     1,320    $  132     1,338    $  134
  Exchange of convertible preferred
   stock for common stock                     (55)        (6)      (24)       (2)      (18)       (2)
  Balance, end of year                      1,241    $   124     1,296    $  130     1,320    $  132
Mandatorily Convertible Junior Preferred
 Stock, Series B
  Balance, beginning of year                  250    $ 1,000         -    $    -         -    $    -
  Issuances                                     -          -       250     1,000         -         -
  Balance, end of year                        250    $ 1,000       250    $1,000         -    $    -
Common Stock
  Balance, beginning of year              716,865    $ 6,637   671,094    $5,117   636,594    $4,224
  Exchange of convertible preferred
   stock for common stock                   1,509          6       465        (1)        -        (7)
  Issuances related to benefit
   and dividend reinvestment plans         28,100        966    10,054       258         -        45
  Sales of common stock                         -          -    27,600       839    34,500       836
  Issuances of common stock in business
   acquisitions (see Note 2)                5,731        409     7,652       250         -         -
  Other                                         -        330         -       174         -        19
  Balance, end of year                    752,205    $ 8,348   716,865    $6,637   671,094    $5,117
Retained Earnings
  Balance, beginning of year                         $ 2,698              $2,226             $1,852
  Net income                                             979                 893                703
  Cash dividends
     Common stock ($0.5000, $0.5000 and
      $0.4812 per share in 2000, 1999
      and 1998, respectively)                           (368)               (355)              (312)
     Cumulative Second Preferred
      Convertible Stock ($13.652, $13.652
      and $13.1402 per share in 2000,
      1999 and 1998, respectively)                       (17)                (17)               (17)
     Series A and B Preferred Stock                      (66)                (49)                 -
  Balance, end of year                               $ 3,226              $2,698             $2,226
Accumulated Other Comprehensive Income
  Balance, beginning of year                         $  (741)             $ (162)            $ (148)
  Translation adjustments and other                     (307)               (579)               (14)
  Balance, end of year                               $(1,048)             $ (741)            $ (162)
Treasury Stock
  Balance, beginning of year               (1,338)   $   (49)   (9,334)   $ (195)  (14,102)  $ (269)
  Shares acquired                          (3,114)      (234)   (1,845)      (71)   (2,236)     (61)
  Exchange of convertible preferred
   stock for common stock                       -          -       181         4       486        9
  Issuances related to benefit
   and dividend reinvestment plans          3,875        251     9,660       213     6,426      124
  Issuances of treasury stock in
   business acquisitions                        -          -         -         -        92        2
  Balance, end of year                       (577)   $   (32)   (1,338)   $  (49)   (9,334)  $ (195)
Restricted Stock and Other
  Balance, beginning of year                         $  (105)             $  (70)            $ (175)
  Issuances related to benefit
   and dividend reinvestment plans                       (43)                (35)               105
  Balance, end of year                               $  (148)             $ (105)            $  (70)
Total Shareholders' Equity                           $11,470              $9,570             $7,048

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

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. The businesses of Enron are conducted by its subsidiaries and affiliates whose operations are managed by their respective officers.

   Cash Equivalents. Enron records as cash equivalents all highly liquid short-term investments with original maturities of three months or less.

   Inventories. Inventories consist primarily of commodities, priced at market as such inventories are used in trading activities.

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

   Income Taxes. Enron accounts for income taxes using an asset and liability approach under which deferred assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases (see Note 5).

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

   Accounting for Price Risk Management. Enron engages in price risk management activities for both trading and non-trading purposes. Instruments utilized in connection with trading activities are accounted for using the mark-to-market method. Under the mark-to-market method of accounting, forwards, swaps, options, energy transportation contracts utilized for trading activities and other instruments with third parties are reflected at fair value and are shown as "Assets and Liabilities from Price Risk Management Activities" in the Consolidated Balance Sheet. These activities also include the commodity risk management component embedded in energy outsourcing contracts. Unrealized gains and losses from newly originated contracts, contract restructurings and the impact of price movements are recognized as "Other Revenues." Changes in the assets and liabilities from price risk management activities result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlement relative to the receipt of cash for certain contracts. The market prices used to value these transactions reflect management's best estimate considering various factors including closing exchange and over-the-counter quotations, time value and volatility factors underlying the commitments.

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

   Computer Software. Direct costs of materials and services consumed in developing or obtaining software, including payroll and payroll-related costs for employees who are directly associated with and who devote time to the software project are capitalized. Costs may begin to be capitalized once the application development stage has begun. All other costs are expensed as incurred. Enron amortizes the costs on a straight-line basis over the useful life of the software. Impairment is evaluated based on changes in the expected usefulness of the software. At December 31, 2000 and 1999, Enron has capitalized, net of amortization, $381 million and $240 million, respectively, of software costs covering numerous systems, including trading and settlement, accounting, billing, and upgrades.

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

   Sale of Subsidiary Stock. Enron accounts for the issuance of stock by its subsidiaries in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin (SAB) 51. SAB 51 allows for Enron to recognize a gain in the amount that the offering price per share of a subsidiary's stock exceeds Enron's carrying amount per share.

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

   During 1999, the exchange rate for the Brazilian real to the U.S. dollar declined, resulting in a non-cash foreign currency translation adjustment reducing the value of Enron's assets and shareholders' equity by approximately $600 million.

   Reclassifications. Certain reclassifications have been made to the consolidated financial statements for prior years to conform with the current presentation.

2  BUSINESS ACQUISITIONS AND DISPOSITIONS

   In 2000, Enron, through a wholly-owned subsidiary, acquired all of the outstanding common shares of MG plc, a leading independent international metals market-making business that provides financial and marketing services to the global metals industry, for $413 million in cash and assumed debt of approximately $1.6 billion.

   In addition, Enron made other acquisitions including a technology-related company, a facility maintenance company and all minority shareholders' interests in Enron Energy Services, LLC and Enron Renewable Energy Corp. Enron issued 5.7 million shares of Enron common stock, contributed common stock and warrants of an unconsolidated equity affiliate and paid cash in these transactions.

   On August 16, 1999, Enron exchanged approximately 62.3 million shares (approximately 75%) of the Enron Oil & Gas Company (EOG) common stock it held for all of the stock of EOGI-India, Inc., a subsidiary of EOG. Also in August 1999, Enron received net proceeds of approximately $190 million for the sale of 8.5 million shares of EOG common stock in a public offering and issued approximately $255 million of public debt that is exchangeable in July 2002 into approximately 11.5 million shares of EOG common stock. As a result of the share exchange and share sale, Enron recorded a pre-tax gain of $454 million ($345 million after tax, or $0.45 per diluted share) in 1999. As of August 16, 1999, EOG is no longer included in Enron's consolidated financial statements. EOGI-India, Inc. is included in the consolidated financial statements within the Wholesale Services segment following the exchange and sale. Enron accounts for its oil and gas exploration and production activities under the successful efforts method of accounting.

   In August 1998, Enron, through a wholly-owned subsidiary, completed the acquisition of a controlling interest in Elektro Eletricidade e Servicos S.A. (Elektro) for approximately $1.3 billion. Elektro was initially accounted for using the equity method based on temporary control. In 1999, after the acquisition of additional interests, Elektro was consolidated by Enron.

   Additionally, during 1999 and 1998, Enron acquired generation, natural gas distribution, renewable energy, telecommunications and energy management businesses for cash, Enron and subsidiary stock and notes.

   Enron has accounted for these acquisitions using the purchase method of accounting as of the effective date of each transaction. Accordingly, the purchase price of each transaction has been allocated based upon the estimated fair value of the assets and liabilities acquired as of the acquisition date, with the excess reflected as goodwill in the Consolidated Balance Sheet. This and all other goodwill is being amortized on a straight-line basis over 5 to 40 years.

   Assets acquired, liabilities assumed and consideration paid as a result of businesses acquired were as follows:

(In millions)                          2000      1999      1998(a)

Fair value of assets acquired,
 other than cash                     $ 2,641    $  376     $ 269
Goodwill                                 963       (71)       94
Fair value of liabilities assumed     (2,418)        6      (259)
Common stock of Enron issued
 and equity of an unconcolidated
 equity affiliate contributed           (409)        -         -
Net cash paid                        $   777    $  311     $ 104

(a) Excludes amounts related to the 1998 acquisition of Elektro.

   On November 8, 1999, Enron announced that it had entered into an agreement to sell Enron's wholly-owned electric utility subsidiary, Portland General Electric Company (PGE), to Sierra Pacific Resources for $2.1 billion. Sierra Pacific Resources will also assume approximately $1 billion in PGE debt and preferred stock. The transaction has been delayed by the effect of recent events in California and Nevada on the buyer. Enron's carrying amount of PGE as of December 31, 2000 was approximately $1.6 billion. Income before interest, minority interest and income taxes for PGE was $338 million, $298 million and $284 million for 2000, 1999 and 1998, respectively.

3  PRICE RISK MANAGEMENT ACTIVITIES AND FINANCIAL INSTRUMENTS

   Trading Activities. Enron offers price risk management services to wholesale, commercial and industrial customers through a variety of financial and other instruments including forward contracts involving physical delivery, swap agreements, which require payments to (or receipt of payments from) counterparties based on the differential between a fixed and variable price for the commodity, options and other contractual arrangements. Interest rate risks and foreign currency risks associated with the fair value of the commodity portfolio are managed using a variety of financial instruments, including financial futures.

   Notional Amounts and Terms. The notional amounts and terms of these instruments at December 31, 2000 are shown below (dollars in millions):

                            Fixed Price   Fixed Price      Maximum
                               Payor       Receiver     Terms in Years

Commodities(a)
  Natural gas                  7,331         6,910            23
  Crude oil and liquids        3,513         1,990             6
  Electricity                  2,424         2,388            24
  Metals, coal and pulp
   and paper                     368           413             9
  Bandwidth                      167           325            11
Financial products
  Interest rate(b)            $4,732        $3,977            29
  Foreign currency            $   79        $  465            22
  Equity investments(c)       $2,998        $3,768            13

(a) Natural gas, crude oil and liquids and electricity volumes are in TBtue; metals, coal and pulp and paper volumes are in millions of metric tonnes; and bandwidth volumes are in thousands of terabytes.
(b) The interest rate fixed price receiver includes the net notional dollar value of the interest rate sensitive component of the combined commodity portfolio. The remaining interest rate fixed price receiver and the entire interest rate fixed price payor represent the notional contract amount of a portfolio of various financial instruments used to hedge the net present value of the commodity portfolio. For a given unit of price protection, different financial instruments require different notional amounts.
(c)  Excludes derivatives on Enron common stock.  See Notes 10 and 11.

   Enron also has sales and purchase commitments associated with commodity contracts based on market prices totaling 8,169 TBtue, with terms extending up to 16 years, and 7.2 million metric tonnes, with terms extending up to 5 years.

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

   The volumetric weighted average maturity of Enron's fixed price portfolio as of December 31, 2000 was approximately 1.5 years.

   Fair Value. The fair value as of December 31, 2000 and the average fair value of instruments related to price risk management activities held during the year are set forth below:

                                                 Average Fair Value
                              Fair Value         for the Year Ended
                            as of 12/31/00           12/31/00(a)
(In millions)            Assets    Liabilities   Assets   Liabilities

Natural gas             $10,270      $ 9,342    $ 5,525     $ 5,114
Crude oil and liquids     1,549        3,574      1,402       2,745
Electricity               7,335        5,396      3,453       1,613
Other commodities         1,509        1,311        988         757
Equity investments          795          295        492         280
  Total                 $21,458      $19,918    $11,860     $10,509

(a)  Computed using the ending balance at each month-end.

   The income before interest, taxes and certain unallocated expenses arising from price risk management activities for 2000 was $1,899 million.

   Securitizations. From time to time, Enron sells interests in certain of its financial assets. Some of these sales are completed in securitizations, in which Enron concurrently enters into swaps associated with the underlying assets which limits the risks assumed by the purchaser. Such swaps are adjusted to fair value using quoted market prices, if available, or estimated fair value based on management's best estimate of the present value of future cash flow. These swaps are included in Price Risk Management activities above as equity investments. During 2000, gains from sales representing securitizations were $381 million and proceeds were $2,379 million ($545 million of the proceeds related to sales to Whitewing Associates, L.P. (Whitewing)). See Notes 4 and 9. Purchases of securitized merchant financial assets totaled $1,184 million during 2000. Amounts primarily related to equity interests.

   Credit Risk. In conjunction with the valuation of its financial instruments, Enron provides reserves for credit risks associated with such activity. Credit risk relates to the risk of loss that Enron would incur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. Enron maintains credit policies with regard to its counterparties that management believes significantly minimize overall credit risk. These policies include an evaluation of potential counterparties' financial condition (including credit rating), collateral requirements under certain circumstances and the use of standardized agreements which allow for the netting of positive and negative exposures associated with a single counterparty. Enron also minimizes this credit exposure using monetization of its contract portfolio or third-party insurance contracts. The counterparties associated with assets from price risk management activities as of December 31, 2000 and 1999 are summarized as follows:

                                    2000                1999
                             Investment          Investment
(In millions)                 Grade(a)   Total    Grade(a)   Total

Gas and electric utilities    $ 5,050   $ 5,327    $1,461   $1,510
Energy marketers                4,677     6,124       544      768
Financial institutions          4,145     4,917     1,016    1,273
Independent power producers       672       791       471      641
Oil and gas producers           1,308     2,804       379      688
Industrials                       607     1,138       336      524
Other                             256       357        59       67
  Total                       $16,715    21,458    $4,266    5,471
Credit and other reserves                  (452)              (337)
Assets from price risk
 management activities(b)               $21,006(c)          $5,134

(a) "Investment Grade" is primarily determined using publicly available credit ratings along with consideration of cash, standby letters of credit, parent company guarantees and property interests, including oil and gas reserves. Included in "Investment Grade" are counterparties with a minimum
    Standard & Poor's or Moody's rating of BBB- or Baa3, respectively.
(b) One and two customers' exposures, respectively, at December 31, 2000 and 1999 comprise greater than 5% of Assets
    From Price Risk Management Activities and are included above as Investment Grade.
(c) At December 31, 2000, Enron held collateral of approximately
    $5.5 billion, which consists substantially of cash deposits shown as "Customers' Deposits" on the balance sheet.

   This concentration of counterparties may impact Enron's overall exposure to credit risk, either positively or negatively, in that the counterparties may be similarly affected by changes in economic, regulatory or other conditions. Based on Enron's policies, its exposures and its credit reserves, Enron does not anticipate a materially adverse effect on financial position or results of operations as a result of counterparty nonperformance.

   During 2000, the California power market was significantly impacted by the increase in wholesale power prices. California customer rates are currently frozen, requiring the utilities to finance the majority of their power purchases. If wholesale prices remain at the current levels and no regulatory relief or legislative assistance is obtained, certain California utilities may need to seek bankruptcy protection. During 2000, Enron entered into wholesale power transactions with California utilities, including their nonregulated power marketing affiliates. Enron has provided credit reserves related to such activities based on Enron's net position with each California utility. Due to the uncertainties surrounding the California power situation, management cannot predict the ultimate outcome but believes these matters will not have a material adverse impact on Enron's financial condition.

   Non-Trading Activities. Enron also enters into financial instruments such as swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production or other contractual commitments.

   Energy Commodity Price Swaps. At December 31, 2000, Enron was a party to energy commodity price swaps covering 18.6 TBtu, 29.9 TBtu and 0.5 TBtu of natural gas for the years 2001, 2002 and 2003, respectively, and 0.3 million barrels of crude oil for the year 2001.

   Interest Rate Swaps. At December 31, 2000, Enron had entered into interest rate swap agreements with an aggregate notional principal amount of $1.0 billion to manage interest rate exposure. These swap agreements are scheduled to terminate $0.4 billion in 2001 and $0.6 billion in the period 2002 through 2010.

   Foreign Currency Contracts. At December 31, 2000, foreign currency contracts with a notional principal amount of $1.4 billion were outstanding. These contracts will expire $1.0 billion in 2001 and $0.4 billion in the period 2002 through 2006.

   Equity Contracts. At December 31, 2000, Enron had entered into Enron common stock swaps, with an aggregate notional amount of $121 million, to hedge certain incentive-based compensation plans. Such contracts will expire in 2001.

   Credit Risk. While notional amounts are used to express the volume of various financial instruments, the amounts potentially subject to credit risk, in the event of nonperformance by the third parties, are substantially smaller. Forwards, futures and other contracts are entered into with counterparties who are equivalent to investment grade. Accordingly, Enron does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by the third parties on financial instruments related to non-trading activities.

   Financial Instruments. The carrying amounts and estimated fair values of Enron's financial instruments, excluding trading activities, at December 31, 2000 and 1999 were as follows:

                                     2000                    1999
                              Carrying   Estimated    Carrying   Estimated
(In millions)                  Amount    Fair Value    Amount    Fair Value

Short- and long-term debt
 (Note 7)                     $10,229     $10,217      $8,152     $8,108
Company-obligated preferred
 securities of subsidiaries
 (Note 10)                        904         920       1,000        937
Energy commodity price swaps        -          68           -         (3)
Interest rate swaps                 -           1           -        (55)
Foreign currency contracts          -          94           -          -
Equity contracts                   15          15           4          4

   Enron uses the following methods and assumptions in estimating fair values: (a) short- and long-term debt - the carrying amount of variable-rate debt approximates fair value, the fair value of marketable debt is based on quoted market prices and the fair value of other debt is based on the discounted present value of cash flows using Enron's current borrowing rates; (b) company-obligated preferred securities of subsidiaries - the fair value is based on quoted market prices, where available, or based on the discounted present value of cash flows using Enron's current borrowing rates if not publicly traded; and (c) energy commodity price swaps, interest rate swaps, foreign currency contracts and equity contracts - estimated fair values have been determined using available market data and valuation methodologies. Judgment is necessarily required in interpreting market data and the use of different market assumptions or estimation methodologies may affect the estimated fair value amounts.

   The fair market value of cash and cash equivalents, trade and other receivables, accounts payable and investments accounted for at fair value are not materially different from their carrying amounts.

   Guarantees of liabilities of unconsolidated entities and residual value guarantees have no carrying value and fair values which are not readily determinable (see Note 15).


4  MERCHANT ACTIVITIES

   An analysis of the composition of Enron's merchant investments and energy assets at December 31, 2000 and 1999 is as follows:

                                                December 31,
(In millions)                                  2000     1999

Merchant investments(a)
  Energy                                      $  137   $  516
  Energy-intensive industries                     63      218
  Technology-related                              99       11
  Other                                          302      341
                                                 601    1,086
Merchant assets(b)
  Independent power plants                        53      152
  Natural gas transportation                      36       35
                                                  89      187

Total                                         $  690   $1,273

(a) Investments are recorded at fair value in "Other Assets" with changes in fair value reflected in "Other Revenues."
(b) Amounts represent Enron's investment in unconsolidated equity affiliates with operating earnings reflected in "Equity in Earnings of Unconsolidated Equity Affiliates."

   Enron provides capital primarily to energy and technology-related businesses seeking debt or equity financing. The merchant investments made by Enron and certain of its unconsolidated affiliates (see Note 9) are carried at fair value and include public and private equity, government securities with maturities of more than 90 days, debt and interests in limited partnerships. The valuation methodologies utilize market values of publicly-traded securities, independent appraisals and cash flow analyses.

   Also included in Enron's wholesale business are investments in merchant assets such as power plants and natural gas pipelines, primarily held through equity method investments. Some of these assets were developed, constructed and operated by Enron. The merchant assets are not expected to be long-term, integrated components of Enron's energy networks.

   For the years ended December 31, 2000, 1999 and 1998, respectively, pre-tax gains from sales of merchant assets and investments totaling $104 million, $756 million and $628 million are included in "Other Revenues," and proceeds were $1,838 million, $2,217 million and $1,434 million.

5  INCOME TAXES

   The components of income before income taxes are as follows:

(In millions)                  2000    1999    1998

United States                $  640   $  357   $197
Foreign                         773      771    681
                             $1,413   $1,128   $878

   Total income tax expense is summarized as follows:

(In millions)                  2000    1999   1998

Payable currently
  Federal                      $112   $ 29    $ 30
  State                          22      6       8
  Foreign                        93     48      50
                                227     83      88
Payment deferred
  Federal                        13   (159)    (14)
  State                          14     23      11
  Foreign                       180    157      90
                                207     21      87
Total income tax expense(a)    $434   $104    $175

(a) See Note 11 for tax benefits related to stock options exercised by employees reflected in shareholders' equity.

   The differences between taxes computed at the U.S. federal statutory tax rate and Enron's effective income tax rate are as follows:

                                  2000      1999     1998

Statutory federal income tax
 provision                           35.0%    35.0%    35.0%
Net state income taxes                2.5      1.8      1.7
Foreign tax rate differential        (2.4)    (7.0)     0.8
Equity earnings                       5.3    (10.1)    (4.3)
Basis and stock sale differences    (11.9)   (10.8)   (14.2)
Goodwill amortization                 1.6      1.6      2.0
Audit settlement related to Monthly
 Income Preferred Shares                -     (1.8)       -
Other                                 0.6      0.5     (1.0)
                                     30.7%     9.2%    20.0%

   The principal components of Enron's net deferred income tax liability are as follows:

                                           December 31,
(In millions)                             2000      1999

Deferred income tax assets
  Alternative minimum tax credit
   carryforward                          $  254    $  220
  Net operating loss carryforward           369     1,302
  Other                                     189       188
                                            812     1,710
Deferred income tax liabilities
  Depreciation, depletion and
   amortization                          1,813      1,807
  Price risk management activities        (182)     1,133
  Other                                     963       782
                                          2,594     3,722
Net deferred income tax liabilities(a)   $1,782    $2,012

(a) Includes $138 million and $118 million in other current liabilities for 2000 and 1999, respectively.

   Enron has an alternative minimum tax (AMT) credit carryforward of approximately $254 million which can be used to offset regular income taxes payable in future years. The AMT credit has an indefinite carryforward period.

   Enron has a net operating loss carryforward applicable to U.S. subsidiaries of approximately $65 million, which will begin to expire in 2011. Enron has a net operating loss carryforward applicable to non-U.S. subsidiaries of approximately $1.2 billion, of which $1.0 billion can be carried forward indefinitely. The remaining $200 million expires between the years 2001 and 2010. Deferred tax assets have been recognized on the $65 million domestic loss and $1.0 billion of the foreign losses.

   U.S. and foreign income taxes have been provided for earnings of foreign subsidiary companies that are expected to be remitted to the U.S. Foreign subsidiaries' cumulative undistributed earnings of approximately $1.8 billion are considered to be permanently reinvested outside the U.S. and, accordingly, no U.S. income taxes have been provided thereon. In the event of a distribution of those earnings in the form of dividends, Enron may be subject to both foreign withholding taxes and U.S. income taxes net of allowable foreign tax credits.

6  SUPPLEMENTAL CASH FLOW INFORMATION

   Cash paid for income taxes and interest expense, including fees incurred on sales of accounts receivable, is as follows:

(In millions)                           2000      1999      1998

Income taxes (net of refunds)           $ 62      $ 51      $ 73
Interest (net of amounts capitalized)    834       678       585

   Non-Cash Activity. In 2000, Enron acquired all minority shareholders' interests in Enron Energy Services, LLC and other businesses with Enron common stock. See Note 2.

   In 2000 and 1999, Enron entered into various transactions with related parties, which resulted in an exchange of assets and an increase in common stock of $171 million in 2000. See Note 16.

   In 2000, a partnership in which Enron was a limited partner made a liquidating distribution to Enron resulting in a non-cash increase in current assets of $220 million, a decrease of $20 million in non-current assets and an increase in current liabilities of $160 million.

   During 2000 and 1999, Enron received the rights to specific third-party fiber optic cable in exchange for the rights on specific fiber optic cable held for sale by Enron. These exchanges resulted in non-cash increases in assets of $69 million and $111 million, respectively.

   During 1999, Enron issued approximately 7.6 million shares of common stock in connection with the acquisition, by an unconsolidated equity affiliate, of interests in three power plants in New Jersey.

   In December 1998, Enron extinguished its 6.25% Exchangeable
Notes with 10.5 million shares of EOG common stock.

7  CREDIT FACILITIES AND DEBT

   Enron has credit facilities with domestic and foreign banks which provide for an aggregate of $1.4 billion in long-term committed credit, of which $150 million relates to Portland General, and $2.4 billion in short-term committed credit. Expiration dates of the committed facilities range from February 2001 to May 2005. Interest rates on borrowings are based upon the London Interbank Offered Rate, certificate of deposit rates or other short-term interest rates. Certain credit facilities contain covenants which must be met to borrow funds. Such debt covenants are not anticipated to materially restrict Enron's ability to borrow funds under such facilities. Compensating balances are not required, but Enron is required to pay a commitment or facility fee. At December 31, 2000, $290 million was outstanding under these facilities.

   Enron has also entered into agreements which provide for uncommitted lines of credit totaling $420 million at December 31, 2000. The uncommitted lines have no stated expiration dates. Neither compensating balances nor commitment fees are required, as borrowings under the uncommitted credit lines are available subject to agreement by the participating banks. At December 31, 2000, no amounts were outstanding under the uncommitted lines.

   In addition to borrowing from banks on a short-term basis, Enron and certain of its subsidiaries sell commercial paper to provide financing for various corporate purposes. As of December 31, 2000 and 1999, short-term borrowings of $15 million and $330 million, respectively, and long-term debt due within one year of $1,303 million and $670 million, respectively, have been reclassified as long-term debt based upon the availability of committed credit facilities with expiration dates exceeding one year and management's intent to maintain such amounts in excess of one year. Weighted average interest rates on short-term debt outstanding at December 31, 2000 and 1999 were 6.9% and 6.4%, respectively.

   Detailed information on long-term debt is as follows:

                                              December 31,
(In millions)                                2000      1999

Enron Corp.
  Senior debentures
     6.75% to 8.25% due 2005 to 2012        $  262    $  318
  Notes payable(a)
     7.00% exchangeable notes due 2002         532       239
     6.40% to 9.88% due 2001 to 2028         4,416     4,114
     Floating rate notes due 2000 to 2005       92        79
     Other                                     242        34
Northern Natural Gas Company
  Notes payable
     6.75% to 7.00% due 2005 to 2011           500       500
Transwestern Pipeline Company
  Notes payable
     9.20% due 2004                             11        15
Portland General
  First mortgage bonds
     6.47% to 9.46% due 2000 to 2023           328       373
  Pollution control bonds
     Various rates due 2010 to 2033            200       200
  Other                                        282       129
Other                                          414       204
Amount reclassified from short-term debt     1,318     1,000
Unamortized debt discount and premium          (47)      (54)
Total long-term debt                        $8,550    $7,151

(a) Includes debt denominated in foreign currencies of approximately $955 million and $525 million, respectively, at December 31, 2000 and 1999. Enron has entered into derivative transactions to hedge interest rates and foreign currency exchange fluctuations associated with such debt. See Note 3.

   The indenture securing Portland General's First Mortgage Bonds constitutes a direct first mortgage lien on substantially all electric utility property and franchises, other than expressly excepted property.

   The aggregate annual maturities of long-term debt outstanding at December 31, 2000 were $2,112 million, $750 million, $852 million, $646 million and $1,592 million for 2001 through 2005, respectively.

   In February 2001, Enron issued $1.25 billion zero coupon convertible senior notes that mature in 2021. The notes carry a
2.125 percent yield to maturity with an aggregate face value of $1.9 billion and may be converted, upon certain contingencies being met, into Enron common stock at an initial conversion premium of 45 percent.

8  MINORITY INTERESTS

   Enron's minority interests at December 31, 2000 and 1999 include the following:

(In millions)                            2000     1999

Majority-owned limited liability
 company and limited partnerships      $1,759    $1,773
Elektro(a)                                462       475
Other                                     193       182
                                       $2,414    $2,430

(a) Relates to the respective parents of Elektro, which had minority shareholders in 2000 and 1999.

   Enron has formed separate limited partnerships and a limited liability company with third-party investors for various purposes. These entities are included in Enron's consolidated financial statements, with the third-party investors' interests reflected in "Minority Interests" in the Consolidated Balance Sheet.

   In October 2000, Enron contributed approximately $1.0 billion of net assets to a wholly-owned limited liability company. A third party contributed $500 million for a preferred membership interest in the limited liability company. The contribution by the third party was invested in highly liquid investment grade securities (including Enron notes) and short-term receivables.
At December 31, 2000, the majority-owned limited liability company held net assets of $1.0 billion.

   During 1999, third-party investors contributed cash and merchant investments totaling $1.0 billion to Enron-sponsored entities to invest in highly liquid investment grade securities (including Enron notes) and short-term receivables. The merchant investments, totaling $500 million, were sold prior to December 31, 1999. During 2000, Enron acquired a portion of the minority shareholder's interest for $485 million.

   In 1998, Enron formed a wholly-owned limited partnership for the purpose of holding $1.6 billion of assets contributed by Enron. That partnership contributed $850 million of assets and a third party contributed $750 million to a second newly-formed limited partnership. The assets held by the wholly-owned limited partnership represent collateral for a $750 million note receivable held by the second limited partnership. In 2000 and 1999, the wholly-owned and second limited partnerships sold assets valued at approximately $152 million and $460 million, respectively, and invested the proceeds in Enron notes.

   Absent certain defaults or other specified events, Enron has the option to acquire the minority holders' interests in these partnerships. Enron has the option to acquire the minority holders' interest in the limited liability company after November 2002. If Enron does not acquire the minority holders' interests before December 2004 through May 2009, or earlier upon certain specified events, the minority interest holders may cause the entities to liquidate their assets and dissolve.

   In 2000, as part of a restructuring, Jacare Electrical
Distribution Trust (Jacare) sold a 47 percent interest in Enron
Brazil Power Holdings V Ltd, a subsidiary that holds its investment in Elektro, to Whitewing for approximately $460 million. See Note 9. The proceeds were used to acquire the original minority shareholder's interest in Jacare.

   In 2000, Enron acquired all minority shareholders' interests in Enron Energy Services, LLC and Enron Renewable Energy Corp.
See Note 2.

9  UNCONSOLIDATED EQUITY AFFILIATES

   Enron's investment in and advances to unconsolidated affiliates which are accounted for by the equity method is as follows:

                                      Net
                                     Voting         December 31,
(In millions)                       Interest(a)    2000       1999

Azurix Corp.                          34%        $  325      $  762
Bridgeline Holdings                   40%           229           -
Citrus Corp.                          50%           530         480
Dabhol Power Company                  50%           693         466
Joint Energy Development Investments
 L.P. (JEDI)(b)                       50%           399         211
Joint Energy Development Investments
 II L.P. (JEDI II)(b)                 50%           220         162
SK - Enron Co. Ltd.                   50%           258         269
Transportadora de Gas del Sur S.A.    35%           479         452
Whitewing Associates, L.P.(b)         50%           558         662
Other                                             1,603       1,572
                                                 $5,294(c)   $5,036(c)

(a) Certain investments have income sharing ratios which differ from Enron's voting interests.
(b) JEDI and JEDI II account for their investments at fair value. Whitewing accounts for certain of its investments at fair value. These affiliates held fair value investments totaling $1,823 million and $1,128 million, respectively, at December 31, 2000 and 1999.
(c) At December 31, 2000 and 1999, the unamortized excess of Enron's investment in unconsolidated affiliates was $182 million and $179 million, respectively, which is being amortized over the expected lives of the investments.

   Enron's equity in earnings (losses) of unconsolidated equity affiliates is as follows:

(In millions)                                   2000   1999   1998

Azurix Corp.(a)                                $(428)  $ 23   $  6
Citrus Corp.                                      50     25     23
Dabhol Power Company                              51     30      -
Joint Energy Development Investments L.P.        197     11    (45)
Joint Energy Development Investments II, L.P.     58     92     (4)
TNPC, Inc. (The New Power Company)               (60)     -      -
Transportadora de Gas del Sur S.A.                38     32     36
Whitewing Associates, L.P.                        58      9      -
Other                                            123     87     81
                                                $ 87   $309   $ 97

(a) During the fourth quarter of 2000, Azurix Corp. (Azurix) impaired the carrying value of its Argentine assets, resulting in a charge of approximately $470 million. Enron's portion of the charge was $326 million.

   Summarized combined financial information of Enron's unconsolidated affiliates is presented below:

                                           December 31,
(In millions)                           2000         1999

Balance sheet
  Current assets(a)                    $ 5,884      $ 3,168
  Property, plant and equipment, net    14,786       14,356
  Other noncurrent assets               13,485        9,459
  Current liabilities(a)                 4,739        4,401
  Long-term debt(a)                      9,717        8,486
  Other noncurrent liabilities           6,148        2,402
  Owners' equity                        13,551       11,694

(a) Includes $410 million and $327 million receivable from Enron and $302 million and $84 million payable to Enron at December 31, 2000 and 1999, respectively.

(In millions)                   2000      1999      1998

Income statement(a)
  Operating revenues          $15,903   $11,568    $8,508
  Operating expenses           14,710     9,449     7,244
  Net income                      586     1,857       142
Distributions paid to Enron       137       482        87

(a) Enron recognized revenues from transactions with unconsolidated equity affiliates of $510 million in 2000, $674 million in 1999 and $563 million in 1998.

   In 2000 and 1999, Enron sold approximately $632 million and $192 million, respectively, of merchant investments and other assets to Whitewing. Enron recognized no gains or losses in connection with these transactions. Additionally, in 2000, ECT Merchant Investments Corp., a wholly-owned Enron subsidiary, contributed two pools of merchant investments to a limited partnership that is a subsidiary of Enron. Subsequent to the contributions, the partnership issued partnership interests representing 100% of the beneficial, economic interests in the two asset pools, and such interests were sold for a total of $545 million to a limited liability company that is a subsidiary of Whitewing. See Note 3. These entities are separate legal entities from Enron and have separate assets and liabilities. In 2000 and 1999, the Related Party, as described in Note 16, contributed $33 million and $15 million, respectively, of equity to Whitewing. In 2000, Whitewing contributed $7.1 million to a partnership formed by Enron, Whitewing and a third party. Subsequently, Enron sold a portion of its interest in the partnership through a securitization. See Note 3.

   In 2000, The New Power Company sold warrants convertible into common stock of The New Power Company for $50 million to the Related Party (described in Note 16).

   From time to time, Enron has entered into various administrative service, management, construction, supply and operating agreements with its unconsolidated equity affiliates. Enron's management believes that its existing agreements and transactions are reasonable compared to those which could have been obtained from third parties.

10  PREFERRED STOCK

   Preferred Stock. Enron has authorized 16,500,000 shares of preferred stock, no par value. At December 31, 2000, Enron had outstanding 1,240,933 shares of Cumulative Second Preferred Convertible Stock (the Convertible Preferred Stock), no par value. The Convertible Preferred Stock pays dividends at an amount equal to the higher of $10.50 per share or the equivalent dividend that would be paid if shares of the Convertible Preferred Stock were converted to common stock. Each share of the Convertible Preferred Stock is convertible at any time at the option of the holder thereof into 27.304 shares of Enron's common stock, subject to certain adjustments. The Convertible Preferred Stock is currently subject to redemption at Enron's option at a price of $100 per share plus accrued dividends. During 2000, 1999 and 1998, 55,251 shares, 23,664 shares and 17,797 shares, respectively, of the Convertible Preferred Stock were converted into common stock.

   In 1999, all outstanding shares of Series A Preferred Stock held by Whitewing were exchanged for 250,000 shares of Enron Mandatorily Convertible Junior Preferred Stock, Series B (Series B Preferred Stock). Also in 1999, Enron entered into a Share Settlement Agreement under which Enron could be obligated, under certain circumstances, to deliver additional shares of common stock or Series B Preferred Stock to Whitewing for the amount that the market price of the converted Enron common shares is less than $28 per share. In 2000, Enron increased the strike price in the Share Settlement Agreement to $48.55 per share in exchange for an additional capital contribution in Whitewing by third-party investors. The number of shares of Series B Preferred Stock authorized equals the number of shares necessary to satisfy Enron's obligation under the Share Settlement Agreement. Absent certain defaults or other specified events, Enron has the option to acquire the third-party investors' interests. If Enron does not acquire the third-party investors' interests before January 2003, or earlier upon certain specified events, Whitewing may liquidate its assets and dissolve. At December 31, 2000, Enron had outstanding 250,000 shares of Series B Preferred Stock with a liquidation value of $1.0 billion. The Series B Preferred Stock pays semi-annual cash dividends at an annual rate of 6.50%. Each share of Series B Preferred Stock is mandatorily convertible into 200 shares of Enron common stock on January 15, 2003 or earlier upon the occurrence of certain events.

   In connection with the 1998 financial restructuring (yielding proceeds of approximately $1.2 billion) of Enron's investment in Azurix, Enron committed to cause the sale of Enron convertible preferred stock, if certain debt obligations of the related entity which acquired an interest in Azurix, are defaulted upon, or in certain events, including, among other things, Enron's credit ratings fall below specified levels. If the sale of the convertible preferred stock is not sufficient to retire such obligations, Enron would be liable for the shortfall. Such obligations will mature in December 2001. The number of common shares issuable upon conversion is based on future common stock prices.

   Company-Obligated Preferred Securities of Subsidiaries.
Summarized information for Enron's company-obligated preferred securities of subsidiaries is as follows:

                                                                      Liquidation
(In millions, except per share amounts               December 31,        Value
 and shares)                                        2000      1999     Per Share

Enron Capital LLC
  8% Cumulative Guaranteed Monthly Income
   Preferred Shares (8,550,000 shares)(a)          $  214    $  214    $     25

Enron Capital Trust I
  8.3% Trust Originated Preferred Securities
   (8,000,000 preferred securities)(a)                200       200          25

Enron Capital Trust II
  8 1/8% Trust Originated Preferred Securities
   (6,000,000 preferred securities)(a)                150       150          25

Enron Capital Trust III
  Adjustable-Rate Capital Trust Securities
   (200,000 preferred securities)                       -       200       1,000

LNG Power II L.L.C.
  6.74% Preference Units (105,000 shares)(b)          105         -       1,000

Enron Equity Corp.
  8.57% Preferred Stock (880 shares)(a)                88        88     100,000
  7.39% Preferred Stock (150 shares)(a)(c)             15        15     100,000

Enron Capital Resources, L.P.
  9% Cumulative Preferred Securities, Series A
   (3,000,000 preferred securities)(a)                 75        75          25

Other                                                  57        58
                                                   $  904    $1,000

(a) Redeemable under certain circumstances after specified dates.
(b) Initial rate is 6.74% increasing to 7.79%.
(c) Mandatorily redeemable in 2006.

11  COMMON STOCK

   Earnings Per Share. The computation of basic and diluted earnings per share is as follows:

                                            Year Ended December 31,
(In millions, except per share amounts)     2000     1999      1998

Numerator:
  Basic
     Income before cumulative effect
      of accounting changes                $  979   $1,024    $  703
     Preferred stock dividends:
       Second Preferred Stock                 (17)     (17)      (17)
       Series A Preferred Stock                 -      (30)        -
       Series B Preferred Stock               (66)     (19)        -
     Income available to common share-
      holders before cumulative effect
      of accounting changes                   896      958       686
     Cumulative effect of accounting
      changes                                   -     (131)        -
     Income available to common
      shareholders                         $  896   $  827    $  686
  Diluted
     Income available to common share-
      holders before cumulative effect
      of accounting changes                $  896   $  958    $  686
     Effect of assumed conversion of
      dilutive securities(a):
       Second Preferred Stock                  17       17        17
     Income before cumulative effect
      of accounting changes                   913      975       703
     Cumulative effect of accounting
      changes                                   -     (131)        -
     Income available to common share-
      holders after assumed conversions    $  913   $  844    $  703
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares            736      705       642
  Effect of dilutive securities:
     Preferred stock                           35       36        36
     Stock options                             43       28        17
  Dilutive potential common shares             78       64        53
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions             814      769       695
Basic earnings per share:
  Before cumulative effect of accounting
   changes                                  $1.22    $1.36     $1.07
  Cumulative effect of accounting changes       -    (0.19)        -
  Basic earnings per share                  $1.22    $1.17     $1.07
Diluted earnings per share
  Before cumulative effect of accounting
   changes                                  $1.12    $1.27     $1.01
  Cumulative effect of accounting changes       -    (0.17)        -
  Diluted earnings per share                $1.12    $1.10     $1.01

(a) The Series A Preferred Stock and the Series B Preferred
    Stock were not included in the calculation of diluted earnings per share because conversion of these shares would be antidilutive.

   Derivative Instruments. At December 31, 2000, Enron had derivative instruments (excluding amounts disclosed in Note 10) on 54.8 million shares of Enron common stock, of which approximately 12 million shares are with JEDI and 22.5 million shares are with related parties (see Note 16), at an average price of $67.92 per share on which Enron was a fixed price payor. Shares potentially deliverable to counterparties under the contracts are assumed to be outstanding in calculating diluted earnings per share unless they are antidilutive. At December 31, 2000, there were outstanding non-employee options to purchase 6.4 million shares of Enron common stock at an exercise price of $19.59 per share.

   Stock Option Plans.  Enron applies Accounting Principles Board
(APB) Opinion 25 and related interpretations in accounting for its stock option plans. In accordance with APB Opinion 25, no compensation expense has been recognized for the fixed stock option plans. Compensation expense charged against income for the restricted stock plan for 2000, 1999 and 1998 was $220 million, $131 million and $58 million, respectively. Had compensation cost for Enron's stock option compensation plans been determined based on the fair value at the grant dates for awards under those plans, Enron's net income and earnings per share would have been $886 million ($1.09 per share basic, $1.01 per share diluted) in 2000, $827 million ($1.08 per share basic, $1.01 per share diluted) in 1999 and $674 million ($1.02 per share basic, $0.97 per share diluted) in 1998.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with weighted-average assumptions for grants in 2000, 1999 and 1998, respectively: (i) dividend yield of 2.4%, 2.4% and 2.5%; (ii) expected volatility of 22.3%, 20.0% and 18.3%; (iii) risk-free interest rates of 5.8%, 5.6% and 5.0%; and (iv) expected lives of
3.2 years, 3.7 years and 3.8 years.

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


   Summarized information for Enron's Plans is as follows:

                             2000                1999               1998
                                 Weighted            Weighted           Weighted
                                 Average             Average            Average
                                 Exercise            Exercise           Exercise
(Shares in thousands)   Shares    Price     Shares    Price     Shares   Price

Outstanding,
 beginning of year      93,531    $26.74    79,604    $19.60    78,858   $17.89
  Granted               39,167     70.02    35,118     37.49    15,702    24.99
  Exercised(a)         (32,235)    24.43   (19,705)    18.08   (13,072)   15.70
  Forfeited             (4,358)    35.68    (1,465)    24.51    (1,498)   19.77
  Expired                  (42)    23.75       (21)    18.79      (386)   19.76
Outstanding,
 end of year            96,063    $44.24    93,531     $26.74   79,604   $19.60
Exercisable,
 end of year            46,755    $29.85    52,803     $22.56   45,942   $18.16
Available for grant,
 end of year(b)         22,066              24,864              10,498
Weighted average
 fair value of
 options granted                  $13.35               $ 7.24            $ 4.20

(a) In 2000, Enron recorded tax benefits related to stock options exercised by employees of approximately $390 million reflected in shareholders' equity.
(b) Includes up to 20,707,969 shares, 22,140,962 shares and 10,497,670 shares as of December 31, 2000, 1999 and 1998, respectively, which may be issued either as restricted stock or pursuant to stock options.

   The following table summarizes information about stock options outstanding at December 31, 2000 (shares in thousands):

                           Options Outstanding            Options Exercisable
                                 Weighted
                                  Average     Weighted                 Weighted
                    Number       Remaining    Average      Number      Average
  Range of        Outstanding   Contractual   Exercise   Exercisable   Exercise
Exercise Prices   at 12/31/00       Life        Price    at 12/31/00     Price

$ 6.88 to $20.00    15,368          4.7        $16.72       14,001      $16.54
 20.06 to  34.81    24,091          6.8         24.79       18,304       24.13
 35.03 to  47.31    21,520          6.8         40.52        8,731       40.27
 50.48 to  69.00    13,965          6.5         60.18        4,072       61.81
 71.06 to  86.63    21,119          5.6         79.69        1,647       72.36
                    96,063          6.2        $44.24       46,755      $29.85

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

(Shares in thousands)               2000      1999      1998

Outstanding, beginning of year      6,781     6,034     5,074
  Granted                           2,243     2,672     2,122
  Released to participants         (2,201)   (1,702)   (1,064)
  Forfeited                        (1,444)     (223)      (98)
Outstanding, end of year            5,379     6,781     6,034
Available for grant, end of year   20,708    22,141    10,498
Weighted average fair value of
 restricted stock granted         $57.69     $37.38    $23.70

12  PENSION AND OTHER BENEFITS

   Enron maintains a retirement plan (the Enron Plan) which is a noncontributory defined benefit plan covering substantially all employees in the United States and certain employees in foreign countries. The benefit accrual is in the form of a cash balance of 5% of annual base pay.

   Portland General has a noncontributory defined benefit pension plan (the Portland General Plan) covering substantially all of its employees. Benefits under the Portland General Plan are based on years of service, final average pay and covered compensation.

   Enron Facility Services has a noncontributory defined benefit pension plan (the EFS Plan) covering substantially all of its employees. Benefits under the EFS Plan are based on years of service, final average pay and covered compensation.

   Enron also maintains a noncontributory employee stock ownership plan (ESOP) which covers all eligible employees. Allocations to individual employees' retirement accounts within the ESOP offset a portion of benefits earned under the Enron Plan. All shares included in the ESOP have been allocated to the employee accounts. At December 31, 2000 and 1999, 12,600,271 shares and 17,241,731 shares, respectively, of Enron common stock were held by the ESOP, a portion of which may be used to offset benefits under the Enron Plan.

   Assets of the Enron Plan, the Portland General Plan and the EFS Plan are comprised primarily of equity securities, fixed income securities and temporary cash investments. It is Enron's policy to fund all pension costs accrued to the extent required by federal tax regulations.

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

   The following table sets forth information related to changes in the benefit obligations, changes in plan assets, a reconciliation of the funded status of the plans and components of the expense recognized related to Enron's pension and other postretirement plans:

                                             Pension Benefits   Other Benefits
(In millions)                                  2000   1999       2000   1999

Change in benefit obligation
  Benefit obligation, beginning of year        $708   $687       $120   $134
  Service cost                                   33     32          2      2
  Interest cost                                  53     49         10      9
  Plan participants' contributions                -      -          4      3
  Plan amendments                                 -      6          -      -
  Actuarial loss (gain)                           9    (51)        10    (12)
  Acquisitions and divestitures                   -     36          -      -
  Effect of curtailment and settlements(a)       (2)    (8)         -      -
  Benefits paid                                 (55)   (43)       (22)   (16)
Benefit obligation, end of year                $746   $708       $124   $120
Change in plan assets
  Fair value of plan assets, beginning
   of year(b)                                  $853   $774       $ 68   $ 60
  Actual return on plan assets                   41     80         (4)     7
  Acquisitions and divestitures                   -     37          -      -
  Employer contribution                          19      5          7      6
  Plan participants' contributions                -      -          4      3
  Benefits paid                                 (55)   (43)       (11)    (8)
Fair value of plan assets, end of year(b)      $858   $853       $ 64   $ 68
Reconciliation of funded status, end of year
  Funded status, end of year                   $112   $145       $(60)  $(52)
  Unrecognized transition obligation (asset)     (6)   (13)        44     48
  Unrecognized prior service cost                25     32         12     14
  Unrecognized net actuarial loss (gain)         55     11        (17)   (29)
Prepaid (accrued) benefit cost                 $186   $175       $(21)  $(19)
Weighted-average assumptions at December 31
  Discount rate                                7.75%  7.75%      7.75%  7.75%
  Expected return on plan assets (pre-tax)      (c)    (c)        (d)    (d)
  Rate of compensation increase                 (e)    (e)        (e)    (e)
Components of net periodic benefit cost
  Service cost                                 $ 33   $ 32       $  2   $  2
  Interest cost                                  53     49         10      9
  Expected return on plan assets                (75)   (70)        (4)    (4)
  Amortization of transition obligation
   (asset)                                       (6)    (6)         4      4
  Amortization of prior service cost              5      5          1      1
  Recognized net actuarial loss (gain)            -      3         (1)     -
  Effect of curtailment and settlements(a)        -     (6)         -      6
Net periodic benefit cost                      $ 10   $  7       $ 12   $ 18

(a) Represents one-time nonrecurring events including the exchange and sale of EOG (see Note 2) and certain employees ceasing participation in the Portland General Plan as a result of union negotiations.
(b) Includes plan assets of the ESOP of $116 million and $121 million at December 31, 2000 and 1999, respectively.
(c) Long-term rate of return on assets is assumed to be 10.5%
    for the Enron Plan, 9.0% for the Portland General Plan and 9.5% for the EFS Plan.
(d) Long-term rate of return on assets is assumed to be 7.5% for the Enron assets and 9.5% for the Portland General assets.
(e) Rate of compensation increase is assumed to be 4.0% for the Enron Plan, 4.0% to 9.5% for the Portland General Plan and 5.0% for the EFS Plan.

   Included in the above amounts are the unfunded obligations for the supplemental executive retirement plans. At both December 31, 2000 and 1999, the projected benefit obligation for these unfunded plans was $56 million and the fair value of assets was $1 million.

   The measurement date of the Enron Plan and the ESOP is September 30, and the measurement date of the Portland General Plan, the EFS Plan and the postretirement benefit plans is December 31. The funded status as of the valuation date of the Enron Plan, the Portland General Plan, the ESOP and the postretirement benefit plans reconciles with the amount detailed above which is included in "Other Assets" on the Consolidated Balance Sheet.

  For measurement purposes, 6% and 10% annual rates of increase in the per capita cost of covered health care benefits were assumed for the period 2000 to 2001 for the Enron and Portland General postretirement plans, respectively. The rates were assumed to decrease to 5% by 2002 and 2010 for the Enron and Portland General postretirement plans, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                               1-Percentage     1-Percentage
(In millions)                                 Point Increase   Point Decrease

Effect on total of service and
 interest cost components                          $0.4            $(0.3)
Effect on postretirement benefit obligation        $4.4            $(3.8)

   Additionally, certain Enron subsidiaries maintain various incentive based compensation plans for which participants may receive a combination of cash or stock options, based upon the achievement of certain performance goals.

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

   The regulated pipelines operations' net regulatory assets were $290 million and $250 million at December 31, 2000 and 1999, respectively, and are expected to be recovered over varying time periods.

   The electric utility operations' net regulatory assets were $450 million and $494 million at December 31, 2000 and 1999, respectively. Based on rates in place at December 31, 2000, Enron estimates that it will collect substantially all of its regulatory assets within the next 11 years.

   Pipeline Operations. On April 16, 1999, Northern Natural Gas Company (Northern) filed an uncontested Stipulation and Agreement of Settlement (Settlement) with the FERC and an order approving the Settlement was issued by the FERC on June 18, 1999. The rates effectuated by Northern on November 1, 1999 remain in effect. On May 1, 2000, Northern filed to implement an optional volumetric firm throughput service. An order approving such service was issued November 8, 2000 with effectiveness November 1, 2000; a rehearing request is pending. On November 1, 2000, Northern filed to increase its rates for the recovery of return and taxes on its System Levelized Account. On November 22, 2000, the FERC issued an order approving the rates, subject to refund.

   On November 1, 2000, Transwestern Pipeline Company implemented a rate escalation of settled transportation rates in accordance with its May 1995 global settlement, as amended in May 1996. On August 23, 1999, Transwestern filed for a new service, Enhanced Firm Backhaul. An order by the FERC was issued February 23, 2000, approving the service.

   Electric Utility Operations. On October 2, 2000 PGE filed a restructuring plan with the OPUC that implements the provisions of the State Senate Bill SB1149, signed into law in July 1999. The new law provides industrial and commercial customers of investor-owned utilities in the state direct access to competing energy suppliers by October 1, 2001. As filed, PGE's plan also proposes an increase in base rates, with new tariffs effective on October 1, 2001. PGE is a 67.5% owner of the Trojan Nuclear Plant (Trojan). In September 2000, PGE entered into an agreement with the OPUC related to Trojan. See Note 14. At December 31, 2000, PGE's regulatory asset related to recovery of Trojan decommissioning costs from customers was $190 million.

   Enron believes, based upon its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of pending regulatory matters will not have a material impact on Enron's financial position or results of operations.

14  LITIGATION AND OTHER CONTINGENCIES

   Enron is a party to various claims and litigation, the significant items of which are discussed below. Although no assurances can be given, Enron believes, based on its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on Enron's financial position or results of operations.

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

   On November 21, 1996, an explosion occurred in or around the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan Gas), an Enron affiliate, operated a propane/air distribution system in the vicinity, but did not provide service to the building. Enron, San Juan Gas, four affiliates and their insurance carriers were named as defendants, along with several third parties, including The Puerto Rico Aqueduct and Sewer Authority, Puerto Rico Telephone Company, Heath Consultants Incorporated, Humberto Vidal, Inc. and their insurance carriers, in numerous lawsuits filed in U.S. District Court for the District of Puerto Rico and the Superior Court of Puerto Rico. These suits seek damages for wrongful death, personal injury, business interruption and property damage allegedly caused by the explosion. After nearly four years without determining the cause of the explosion, all parties have agreed not to litigate further that issue, but to move these suits toward settlements or trials to determine whether each plaintiff was injured as a result of the explosion and, if so, the lawful damages attributable to such injury. The defendants have agreed on a fund for settlements or final awards. Numerous claims have been settled. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

   Trojan Investment Recovery. In early 1993, PGE ceased commercial operation of the Trojan nuclear power generating facility. The OPUC granted PGE, through a general rate order, recovery of, and a return on, 87 percent of its remaining investment in Trojan.

   The OPUC's general rate order related to Trojan has been subject to litigation in various state courts, including rulings by the Oregon Court of Appeals and petitions to the Oregon Supreme Court filed by parties opposed to the OPUC's order, including the Utility Reform Project(URP) and the Citizens Utility Board (CUB).

   In August 2000, PGE entered into agreements with CUB and the staff of the OPUC to settle the litigation related to PGE's recovery of its investment in the Trojan plant. Under the agreements, CUB agreed to withdraw from the litigation and to support the settlement as the means to resolve the Trojan litigation. The OPUC approved the accounting and ratemaking elements of the settlement on September 29, 2000. As a result of these approvals, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return on or a return of that investment. Collection of ongoing decommissioning costs at Trojan is not affected by the settlement agreements or the September 29, 2000 OPUC order. With CUB's withdrawal, URP is the one remaining significant adverse party in the litigation. URP has indicated that it plans to continue to challenge the OPUC order allowing PGE recovery of its investment in Trojan.

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

15  COMMITMENTS

   Firm Transportation Obligations. Enron has firm transportation agreements with various joint venture and other pipelines. Under these agreements, Enron must make specified minimum payments each month. At December 31, 2000, the estimated aggregate amounts of such required future payments were $91 million, $88 million, $89 million, $85 million and $77 million for 2001 through 2005, respectively, and $447 million for later years.

   The costs recognized under firm transportation agreements, including commodity charges on actual quantities shipped, totaled
$68 million, $55 million and $30 million in 2000, 1999 and 1998, respectively.

   Other Commitments. Enron leases property, operating facilities and equipment under various operating leases, certain of which contain renewal and purchase options and residual value guarantees. Future commitments related to these items at December 31, 2000 were $123 million, $98 million, $69 million, $66 million and $49 million for 2001 through 2005, respectively, and $359 million for later years. Guarantees under the leases total $556 million at December 31, 2000.

   Total rent expense incurred during 2000, 1999 and 1998 was $143 million, $143 million and $147 million, respectively.

   Enron has entered into two development agreements whereby
Enron is required to manage construction of a certain number of power projects on behalf of third party owners. Under one development agreement, where construction is expected to be completed on or before March 31, 2004, Enron has agreed to enter into power offtake agreements for varying portions of the offtake from each facility. Under both development agreements, Enron maintains purchase options, which may be assigned to a third party. In addition to the purchase option under the development agreement, Enron maintains lease options on the power projects.
If upon completion, which is expected to occur on or before August 31, 2002, Enron has failed to exercise one of its options, Enron may participate in the remarketing of the power projects which Enron has guaranteed the recovery of 89.9 percent of certain project costs, of which approximately $140 million has been incurred through December 31, 2000.

   Enron guarantees the performance of certain of its unconsolidated equity affiliates in connection with letters of credit issued on behalf of those entities. At December 31, 2000, a total of $264 million of such guarantees were outstanding, including $103 million on behalf of EOTT Energy Partners, L.P.
(EOTT). In addition, Enron is a guarantor on certain liabilities of unconsolidated equity affiliates and other companies totaling approximately $1,863 million at December 31, 2000, including $538 million related to EOTT trade obligations. The EOTT letters of credit and guarantees of trade obligations are secured by the assets of EOTT. Enron has also guaranteed $386 million in lease obligations for which it has been indemnified by an "Investment Grade" company. Management does not consider it likely that Enron would be required to perform or otherwise incur any losses associated with the above guarantees. In addition, certain commitments have been made related to capital expenditures and equity investments planned in 2001.

   On December 15, 2000, Enron announced that it had entered into an agreement with Azurix under which the holders of Azurix's approximately 39 million publicly traded shares would receive cash of $8.375 in exchange for each share. The agreement, which is subject to the approval of Azurix shareholders, is expected to close in early 2001.

16  RELATED PARTY TRANSACTIONS

   In 2000 and 1999, Enron entered into transactions with limited partnerships (the Related Party) whose general partner's managing member is a senior officer of Enron. The limited partners of the Related Party are unrelated to Enron. Management believes that the terms of the transactions with the Related Party were reasonable compared to those which could have been negotiated with unrelated third parties.

   In 2000, Enron entered into transactions with the Related
Party to hedge certain merchant investments and other assets. As part of the transactions, Enron (i) contributed to newly-formed entities (the Entities) assets valued at approximately $1.2 billion, including $150 million in Enron notes payable, 3.7 million restricted shares of outstanding Enron common stock and the right to receive up to 18.0 million shares of outstanding Enron common stock in March 2003 (subject to certain conditions) and
(ii) transferred to the Entities assets valued at approximately $309 million, including a $50 million note payable and an investment in an entity that indirectly holds warrants convertible into common stock of an Enron equity method investee. In return, Enron received economic interests in the Entities, $309 million in notes receivable, of which $259 million is recorded at Enron's carryover basis of zero, and a special distribution from the Entities in the form of $1.2 billion in notes receivable, subject to changes in the principal for amounts payable by Enron in connection with the execution of additional derivative instruments. Cash in these Entities of $172.6 million is invested in Enron demand notes. In addition, Enron paid $123 million to purchase share-settled options from the Entities on
21.7 million shares of Enron common stock.  The Entities paid
Enron $10.7 million to terminate the share-settled options on
14.6 million shares of Enron common stock outstanding.
In late 2000, Enron entered into share-settled collar arrangements with the Entities on 15.4 million shares of Enron common stock. Such arrangements will be accounted for as equity transactions when settled.

   In 2000, Enron entered into derivative transactions with the Entities with a combined notional amount of approximately $2.1 billion to hedge certain merchant investments and other assets.
Enron's notes receivable balance was reduced by $36 million as a result of premiums owed on derivative transactions. Enron recognized revenues of approximately $500 million related to the subsequent change in the market value of these derivatives, which offset market value changes of certain merchant investments and price risk management activities. In addition, Enron recognized $44.5 million and $14.1 million of interest income and interest expense, respectively, on the notes receivable from and payable to the Entities.

   In 1999, Enron entered into a series of transactions involving a third party and the Related Party. The effect of the transactions was (i) Enron and the third party amended certain forward contracts to purchase shares of Enron common stock, resulting in Enron having forward contracts to purchase Enron common shares at the market price on that day, (ii) the Related Party received 6.8 million shares of Enron common stock subject to certain restrictions and (iii) Enron received a note receivable, which was repaid in December 1999, and certain financial instruments hedging an investment held by Enron. Enron recorded the assets received and equity issued at estimated fair value. In connection with the transactions, the Related Party agreed that the senior officer of Enron would have no pecuniary interest in such Enron common shares and would be restricted from voting on matters related to such shares. In 2000, Enron and the Related Party entered into an agreement to terminate certain financial instruments that had been entered into during 1999. In connection with this agreement, Enron received approximately 3.1 million shares of Enron common stock held by the Related Party. A put option, which was originally entered into in the first quarter of 2000 and gave the Related Party the right to sell shares of Enron common stock to Enron at a strike price of $71.31 per share, was terminated under this agreement. In return, Enron paid approximately $26.8 million to the Related Party.

   In 2000, Enron sold a portion of its dark fiber inventory to the Related Party in exchange for $30 million cash and a $70 million note receivable that was subsequently repaid. Enron recognized gross margin of $67 million on the sale.

   In 2000, the Related Party acquired, through securitizations, approximately $35 million of merchant investments from Enron. In addition, Enron and the Related Party formed partnerships in which Enron contributed cash and assets and the Related Party contributed $17.5 million in cash. Subsequently, Enron sold a portion of its interests in the partnerships through securitizations. See Note 3. Also, Enron contributed a put option to a trust in which the Related Party and Whitewing hold equity and debt interests. At December 31, 2000, the fair value of the put option was a $36 million loss to Enron.

   In 1999, the Related Party acquired approximately $371 million, merchant assets and investments and other assets from Enron. Enron recognized pre-tax gains of approximately $16 million related to these transactions. The Related Party also entered into an agreement to acquire Enron's interests in an unconsolidated equity affiliate for approximately $34 million.

17  ASSET IMPAIRMENT

   In 1999, continued significant changes in state and federal rules regarding the use of MTBE as a gasoline additive have significantly impacted Enron's view of the future prospects for this business. As a result, Enron completed a reevaluation of its position and strategy with respect to its operated MTBE assets which resulted in (i) the purchase of certain previously-leased MTBE related assets, under provisions within the lease, in order to facilitate future actions, including the potential disposal of such assets and (ii) a review of all MTBE-related assets for impairment considering the recent adverse changes and their impact on recoverability. Based on this review and disposal discussions with market participants, in 1999, Enron recorded a $441 million pre-tax charge for the impairment of its MTBE-related assets.

18  ACCOUNTING PRONOUNCEMENTS

   Cumulative Effect of Accounting Changes. In 1999, Enron recorded an after-tax charge of $131 million to reflect the initial adoption (as of January 1, 1999) of two new accounting pronouncements, the AICPA Statement of Position 98-5 (SOP 98-5), "Reporting on the Costs of Start-Up Activities" and the Emerging Issues Task Force Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities." The 1999 charge was primarily related to the adoption of SOP 98-5.

   Recently Issued Accounting Pronouncements. In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was subsequently amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 must be applied to all derivative instruments and certain derivative instruments embedded in hybrid instruments and requires that such instruments be recorded in the balance sheet either as an asset or liability measured at its fair value through earnings, with special accounting allowed for certain qualifying hedges. Enron will adopt SFAS No. 133 as of January 1, 2001. Due to the adoption of SFAS No. 133, Enron will recognize an after-tax non-cash loss of approximately $5 million in earnings and an after-tax non-cash gain in "Other Comprehensive Income," a component of shareholders' equity, of approximately $22 million from the cumulative effect of a change in accounting principle. Enron will also reclassify $532 million from "Long-Term Debt" to "Other Liabilities" due to the adoption.

    The total impact of Enron's adoption of SFAS No. 133 on earnings and on "Other Comprehensive Income" is dependent upon certain pending interpretations, which are currently under consideration, including those related to "normal purchases and normal sales" and inflation escalators included in certain contract payment provisions. The interpretations of these issues, and others, are currently under consideration by the FASB. While the ultimate conclusions reached on interpretations being considered by the FASB could impact the effects of Enron's adoption of SFAS No. 133, Enron does not believe that such conclusions would have a material effect on its current estimate of the impact of adoption.

19  QUARTERLY FINANCIAL DATA (Unaudited)

   Summarized quarterly financial data is as follows:

(In millions, except           First    Second     Third    Fourth    Total
 per share amounts)           Quarter   Quarter   Quarter   Quarter   Year(a)

2000
Revenues                      $13,145   $16,886   $30,007   $40,751   $100,789
Income before
 interest, minority
 interests and income taxes       624       609       666       583      2,482
Net income                        338       289       292        60        979
Earnings per share:
  Basic                       $  0.44   $  0.37   $  0.37   $  0.05   $   1.22
  Diluted                        0.40      0.34      0.34      0.05       1.12

1999
Revenues                      $ 7,632   $ 9,672   $11,835   $10,973   $ 40,112
Income before
 interest, minority
 interests and income taxes       533       469       520       473      1,995
Net income                        122       222       290       259        893
Earnings per share:
  Basic                       $  0.17   $  0.29   $  0.38   $  0.33   $   1.17
  Diluted                        0.16      0.27      0.35      0.31       1.10

(a) The sum of earnings per share for the four quarters may not equal earnings per share for the total year due to changes in the average number of common shares outstanding.

20  GEOGRAPHIC AND BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources to an individual segment and in assessing performance of the segment. Enron's chief operating decision-making group is the Office of the Chairman.

   Enron's chief operating decision-making group evaluates performance and allocates resources based on income before interest, minority interests and income taxes (IBIT) as well as on net income. Certain costs related to company-wide functions are allocated to each segment. However, interest on corporate debt is primarily maintained at Corporate and is not allocated to the segments. Therefore, management believes that IBIT is the dominant measurement of segment profits consistent with Enron's consolidated financial statements. The accounting policies of the segments are substantially the same as those described in the summary of significant accounting policies in Note 1.

   Beginning in 2000, Enron's communications business is being managed as a separate operating segment named Broadband Services and therefore, based on criteria set by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related
Information," is reported separately.

   Enron has divided its operations into the following reportable segments, based on similarities in economic characteristics, products and services, types of customers, methods of distributions and regulatory environment.

   Transportation and Distribution - Regulated industries.
Interstate transmission of natural gas. Management and operation of pipelines. Electric utility operations.

   Wholesale Services - Energy commodity sales and services, risk management products and financial services to wholesale customers. Development, acquisition and operation of power plants, natural gas pipelines and other energy-related assets.

   Retail Energy Services - Sales of natural gas and electricity directly to end-use customers, particularly in the commercial and industrial sectors, including the outsourcing of energy-related activities.

   Broadband Services - Construction and management of a nationwide fiber optic network, the marketing and management of bandwidth and the delivery of high-bandwidth content.

   Exploration and Production - Natural gas and crude oil exploration and production primarily in the United States, Canada, Trinidad and India until August 16, 1999. See Note 2.

   Corporate and Other - Includes operation of water and renewable energy businesses as well as clean fuels plants.

   Financial information by geographic and business segment follows for each of the three years in the period ended December
31, 2000.

Geographic Segments

                                   Year Ended December 31,
(In millions)                      2000      1999      1998

Operating revenues from
 unaffiliated customers
  United States                  $ 77,891   $30,176   $25,247
  Foreign                          22,898     9,936     6,013
                                 $100,789   $40,112   $31,260
Income before interest,
 minority interests and income
 taxes
  United States                  $  2,131   $ 1,273   $ 1,008
  Foreign                             351       722       574
                                 $  2,482   $ 1,995   $ 1,582
Long-lived assets
  United States                  $ 10,899   $ 8,286   $ 9,382
  Foreign                             844     2,395     1,275
                                 $ 11,743   $10,681   $10,657

Business Segments

                                    Transportation                  Retail                Corporate
                                         and           Wholesale    Energy    Broadband      and
(In millions)                        Distribution      Services    Services   Services    Other(d)     Total

2000
Unaffiliated revenues(a)                $2,742          $93,278      $3,824     $  408     $  537     $100,789
Intersegment revenues(b)                   213            1,628         791          -     (2,632)           -
  Total revenues                         2,955           94,906       4,615        408     (2,095)     100,789
Depreciation, depletion and
 amortization                              278              343          38         77        119          855
Operating income (loss)                    565            1,668          58        (64)      (274)       1,953
Equity in earnings of
 unconsolidated equity affiliates           65              486         (60)         1       (405)          87
Gains on sales of assets
 and investments                            25                9          74          -         38          146
Gain on the issuance of stock by
 TNPC, Inc.                                  -                -         121          -          -          121
Interest income                              6              171           5          3         27          212
Other income, net                           71              (74)        (33)         -         (1)         (37)
Income (loss) before interest,
 minority interests and
 income taxes                              732            2,260         165        (60)      (615)       2,482
Capital expenditures                       270            1,280          70        436        325        2,381
Identifiable assets                      7,509           43,920       4,266      1,313      3,201       60,209
Investments in and advances to
 unconsolidated equity affiliates          774            4,014         104         24        378        5,294
  Total assets                          $8,283          $47,934      $4,370     $1,337     $3,579     $ 65,503

                                    Transportation                   Retail    Exploration     Corporate
                                         and           Wholesale     Energy        and            and
(In millions)                        Distribution      Services     Services   Production(c)    Other(d)     Total

1999
Unaffiliated revenues(a)                $2,013          $35,501      $1,518       $  429        $  651      $40,112
Intersegment revenues(b)                    19              786         289           97        (1,191)           -
  Total revenues                         2,032           36,287       1,807          526          (540)      40,112
Depreciation, depletion and
 amortization                              247              294          29          213            87          870
Operating income (loss)                    551              889         (81)          66          (623)         802
Equity in earnings of
 unconsolidated equity affiliates           50              237           -            -            22          309
Gains on sales of assets
 and investments                            19               11           -            -           511          541
Interest income                             20              126           5            -            11          162
Other income, net                           45               54           8           (1)           75          181
Income (loss) before interest,
 minority interests and
 income taxes                              685            1,317         (68)          65            (4)      1,995
Capital expenditures                       316            1,216          64          226            541      2,363
Identifiable assets                      7,148           18,501         956            -          1,740     28,345
Investments in and advances to
 unconsolidated equity affiliates          811            2,684           -            -          1,541      5,036
  Total assets                          $7,959          $21,185      $  956       $    -         $3,281    $33,381

1998
Unaffiliated revenues(a)                $1,833          $27,220      $1,072       $  750         $  385    $31,260
Intersegment revenues(b)                    16              505           -          134           (655)         -
  Total revenues                         1,849           27,725       1,072          884           (270)    31,260
Depreciation, depletion and
 amortization                              253              195          31          315             33        827
Operating income (loss)                    562              880        (124)         133            (73)     1,378
Equity in earnings of
 unconsolidated equity affiliates           33               42          (2)           -             24         97
Gains on sales of assets
 and investments                            31                4           -            -             21         56
Interest income                              9               67           -            1             11         88
Other income, net                            2              (25)          7           (6)           (15)       (37)
Income (loss) before interest,
 minority interests and
 income taxes                              637              968        (119)         128            (32)     1,582
Capital expenditures                       310              706          75          690            124      1,905
Identifiable assets                      6,955           12,205         747        3,001          2,009     24,917
Investments in and advances to
 unconsolidated equity affiliates          661            2,632           -            -          1,140     4,433
  Total assets                          $7,616          $14,837      $  747       $3,001         $3,149   $29,350

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

          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
               ON FINANCIAL STATEMENT SCHEDULE


To the Shareholders and Board of Directors of Enron Corp.:

We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Enron Corp. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 23, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is the responsibility of the company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                       Arthur Andersen LLP

Houston, Texas
February 23, 2001

                                                                SCHEDULE II

                       ENRON CORP. AND SUBSIDIARIES
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
           FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                               (In Millions)

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

2000
Reserves deducted from
 assets from price risk
 management activities             $337         $299         $ 75          $259          $452

Reserves for regulatory issues      201           35           29           231            34

Other reserves(a)                    48          125            9            21           161

1999
Reserves deducted from
 assets from price risk
 management activities             $325         $185         $ 19          $192          $337

Reserves for regulatory issues      247           35           23           104           201

Other reserves(a)                    49           27            9            37            48

1998
Reserves deducted from
 assets from price risk
 management activities             $282        $141         $  -           $ 98          $325

Reserves for regulatory issues      262          15           27             57           247

Other reserves(a)                    45          20            1             17            49

(a) Primarily consists of allowance for doubtful accounts and reserve for insurance claims and losses.

                         SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 2001.

                              ENRON CORP.
                              (Registrant)



                              By:  RICHARD A. CAUSEY
                                   (Richard A. Causey)
                                   Executive Vice President
                                   and Chief Accounting Officer


     Pursuant to the requirements of the Securities Exchange
Act of 1934, this Report has been signed below on March 30, 2001 by the following persons on behalf of the Registrant and in the capacities indicated.


       Signature                  Title

     JEFFREY  K. SKILLING     Chief Executive Officer and
     (Jeffrey K. Skilling)    Director
                              (Principal Executive Officer)

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

      JOHN H. DUNCAN*         Director
     (John H. Duncan)

     WENDY L. GRAMM*          Director
    (Wendy L. Gramm)

    KEN L. HARRISON*          Director
   (Ken L. Harrison)

    ROBERT K. JAEDICKE*       Director
   (Robert K. Jaedicke)

     KENNETH  L.  LAY*        Chairman of the Board and
     (Kenneth L. Lay)         Director


   CHARLES A. LeMAISTRE*      Director
  (Charles A. LeMaistre)

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



For the fiscal year ended December 31, 2000
Commission File Number 1-13159




                          ENRON CORP.
     (Exact name of Registrant as specified in its charter)



        OREGON                                   47-0255140
(State or other jurisdiction of                (IRS Employer
incorporation  or organization)               Identification No.)




                       1400 Smith Street
                      Houston, Texas 77002
            (Address of principal executive offices)
Registrant's Telephone Number, Including Area Code (713) 853-616
1
                 _____________________________

                         EXHIBIT INDEX

Exhibit
Number                          Description

*3.01  -  Amended and Restated Articles of Incorporation of
          Enron Oregon Corp. (Annex E to the Proxy
          Statement/Prospectus included in Enron's
          Registration Statement on Form S-4 - File No. 333-
          13791).

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

 *3.10 - Articles of Amendment of Enron amending Article IV of the Articles of Incorporation (Exhibit 3.10 to Post-Effective Amendment No. 1 to Enron's
          Registration Statement on Form S-3 - File No. 333-
          70465).

 *3.11  - Articles of Amendment of Enron:  Statement of
          Resolutions Establishing A Series of Preferred Stock of Enron Corp. - Mandatorily Convertible Junior Preferred Stock, Series B (Exhibit 3.11 to Post-Effective Amendment No. 1 to Enron's Registration Statement on Form S-3 - File No. 333-70465).

 *4.01  - Indenture dated as of November 1, 1985, between
          Enron and Harris Trust and Savings Bank (now The Bank of New York), as supplemented and amended by the First Supplemental Indenture dated as of December 1, 1995 (Form T-3 Application for Qualification of Indentures under the Trust Indenture Act of 1939, File No. 22-14390, filed October 24, 1985; Exhibit 4(b) to Form S-3 Registration Statement No. 33-64057 filed on November 8, 1995). There have not been filed as exhibits to this Form 10-K other debt instruments defining the rights of holders of long-term debt of Enron, none of which relates to authorized indebtedness that exceeds 10% of the consolidated assets of Enron and its subsidiaries. Enron hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 *4.02 -  Supplemental Indenture, dated as of May
          8, 1997, by and among Enron Corp., Enron Oregon Corp. and Harris Trust and Savings Bank (now The Bank of New York), as Trustee (Exhibit 4.02 to Post-Effective Amendment No. 1 to Enron's Registration Statement on Form S-3, File No. 33-60417).

 *4.03  - Third Supplemental Indenture, dated as of September
          1, 1997, between Enron Corp. and Harris Trust and Savings Bank (now The Bank of New York), as Trustee (Exhibit 4.03 to Enron Registration Statement on Form S-3, File No. 333-35549).

 *4.04  - Fourth Supplemental Indenture, dated as of August
          17, 1999, between Enron Corp. and Harris Trust and Savings Bank (now The Bank of New York), as Trustee (Exhibit 4.05 to Enron Registration Statement on Form S-3 - File No. 333-83549).

Executive Compensation Plans and Arrangements Filed as
Exhibits Pursuant to Item 14(c) of Form 10-K:  Exhibits 10.01
through 10.53

*10.01  - Enron Executive Supplemental Survivor Benefits
          Plan, effective January 1, 1987 (Exhibit 10.01 to
          Enron Form 10-K for 1992).

*10.02  - First Amendment to Enron Executive
          Supplemental Survivor Benefits Plan (Exhibit 10.02 to Enron Form 10-K for 1999).

*10.03  - Enron Corp. 1988 Stock Plan (Exhibit 4.3 to Form S-
          8 Registration Statement No. 33-27893).

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

*10.07  - Second Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.07 to Enron Form 10-K for 1995).

*10.08  - Third Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.09 to Enron Form 10-K for 1996).

*10.09  - Fourth Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.10 to Enron Form 10-K for 1996).

*10.10  - Fifth Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.11 to Enron Form 10-K for 1996).

*10.11  - Sixth Amendment to Enron Corp. 1988 Deferral Plan
          (Exhibit 10.11 to Enron Form 10-K for 1999).

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

*10.17  - First Amendment to Enron Corp. 1991 Stock Plan (As
          Amended and Restated Effective May 4, 1999)
          (Exhibit 10.17 to Enron Form 10-K for 1999).

*10.18  - Second Amendment to Enron Corp. 1991 Stock Plan (As
          Amended and Restated Effective May 4, 1999)
          (Exhibit 10.18 to Enron Form 10-K for 1999).

*10.19  - Third Amendment to Enron Corp. 1991 Stock Plan (As
          Amended and Restated Effective May 4, 1999)
          (Exhibit 10.19 to Enron Form 10-K for 1999).

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

*10.25  - Employment Agreement between Enron Corp. and
          Kenneth L. Lay, executed December 18, 1996 (Exhibit
          10.25 to Enron Form 10-K for 1996).

*10.26  - First Amendment to Employment Agreement between
          Enron Corp. and Kenneth L. Lay, dated February 7,
          2000 (Exhibit 10.26 to Enron Form 10-K for 1999).

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

*10.36 - Tenth Amendment to Consulting Services Agreement between John A. Urquhart and Enron Corp. dated
          January 1, 2000 (Exhibit 10.36 to Enron Form 10-K for 1999).

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

*10.45  - Split Dollar Agreement between Enron and Jeffrey K.
          Skilling dated May 23, 1997 (Exhibit 10.41 to Enron
          Form 10-K for 1997).

*10.46  - Second Amendment effective October 13, 1997, to
          Employment Agreement between Enron Corp. and
          Jeffrey K. Skilling (Exhibit 10.42 to Enron Form 10-
          K for 1997).

*10.47  - Loan Agreement effective October 13, 1997, between
          Enron Corp. and Jeffrey K. Skilling (Exhibit 10.43 to Enron Form 10-K for 1997).

*10.48  - Third Amendment to Employment Agreement between
          Enron Corp. and Jeffrey K. Skilling, dated February
          7, 2000 (Exhibit 10.48 to Enron Form 10-K for
          1999).

*10.49  - Executive Employment Agreement between Enron
          Operations Corp. and Stanley C. Horton, dated as of October 1, 1999 (Exhibit 10.45 to Enron Form 10-
          K for 1997).

*10.50 - First Amendment to Executive Employment Agreement by and between Enron Operations Corp., Enron Corp. and Stanley C. Horton, dated December 27, 1999 (Exhibit 10.56 to Enron Form 10-K for 1999).

 10.51  - Employment Agreement between Enron Corp. and Mark
          A. Frevert, effective March 1, 2000

*10.52  - Executive Employment Agreement between Enron Corp.
          and Kenneth D. Rice, effective June 1, 1998
          (Exhibit 10.43 to Enron Form 10-K for 1998).

 10.53 - First Amendment to Executive Employment Agreement between Enron Corp. and Kenneth D. Rice, dated
          February 14, 2000.

 12     - Statement re computation of ratios of earnings
          to fixed charges.

 21     - Subsidiaries of registrant.

 23.01  - Consent of Arthur Andersen LLP.

 23.02  - Consent of Arthur Andersen LLP.

 24     - Powers of Attorney for the directors signing
          this Form 10-K.

 99     - Financial Statements of Atlantic Water Trust.


         * Asterisk indicates exhibits incorporated by reference.