Form 10-Q
period 2001-03-31
ENRON CORP/OR/
filed 2001-05-15
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001



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

            Class               Outstanding at April 30, 2001

  Common Stock, No Par Value        746,105,146 shares





                          1 of 31

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                           Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

        Consolidated Condensed Income Statement - Three
         Months Ended March 31, 2001 and 2000                  3
        Consolidated Balance Sheet - March 31, 2001
         and December 31, 2000                                 4
        Consolidated Statement of Cash Flows - Three
         Months Ended March 31, 2001 and 2000                  6
        Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     17


PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                  29

   ITEM 6. Exhibits and Reports on Form 8-K                   29

                       PART I. FINANCIAL INFORMATION
                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                        2001        2000

Revenues                                              $50,129     $13,145
Costs and Expenses
  Cost of gas, electricity and other products          48,159      11,888
  Operating expenses                                      993         747
  Depreciation, depletion and amortization                213         172
  Taxes, other than income taxes                           88          66
                                                       49,453      12,873
Operating Income                                          676         272
Other Income and Deductions
  Equity in earnings of unconsolidated equity
   affiliates                                              74         264
  Gains on sales of non-merchant assets                    32          18
  Other income, net                                        13          70
Income before Interest, Minority Interests
 and Income Taxes                                         795         624
Interest and Related Charges, net                         201         161
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                                18          18
Minority Interests                                         40          35
Income Taxes                                              130          72
Net Income Before Cumulative Effect of
 Accounting Changes                                       406         338
Cumulative Effect of Accounting Changes,
 net of tax                                                19           -
Net Income                                                425         338
Preferred Stock Dividends                                  20          20

Earnings on Common Stock                              $   405     $   318

Earnings per Share of Common Stock
  Basic
     Before Cumulative Effect of Accounting Changes   $  0.51     $  0.44
     Cumulative Effect of Accounting Changes             0.03           -
     Basic Earnings per Share                         $  0.54     $  0.44

  Diluted
     Before Cumulative Effect of Accounting Changes   $  0.47     $  0.40
     Cumulative Effect of Accounting Changes             0.02           -
     Diluted Earnings per Share                       $  0.49     $  0.40

Average Number of Common Shares Used in Computation
  Basic                                                   752         723
  Diluted                                                 872         852

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                    March 31,  December 31,
                                                      2001        2000

ASSETS

Current Assets
  Cash and cash equivalents                         $ 1,086     $ 1,374
  Trade receivables (net of allowance for doubtful
   accounts of $416 and $133, respectively)           8,949      10,396
  Other receivables                                   2,361       1,874
  Assets from price risk management activities       12,672      12,018
  Inventories                                           650         953
  Deposits                                            2,349       2,433
  Other                                               1,100       1,333
     Total Current Assets                            29,167      30,381

Investments and Other Assets
  Investments in and advances to unconsolidated
   equity affiliates                                  5,694       5,294
  Assets from price risk management activities        9,998       8,988
  Goodwill                                            3,609       3,638
  Other                                               7,217       5,459
     Total Investments and Other Assets              26,518      23,379

Property, Plant and Equipment, at cost
  Natural gas transmission                            6,987       6,916
  Electric generation and distribution                4,518       4,766
  Fiber-optic network and equipment                     912         839
  Construction in progress                              696         682
  Other                                               2,184       2,256
                                                     15,297      15,459
  Less accumulated depreciation, depletion
   and amortization                                   3,722       3,716
     Property, Plant and Equipment, net              11,575      11,743

Total Assets                                        $67,260     $65,503

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)

                                                    March 31,   December 31,
                                                      2001         2000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                  $ 8,686     $ 9,777
  Liabilities from price risk management
   activities                                        10,840      10,495
  Short-term debt                                     2,159       1,679
  Customers' deposits                                 3,495       4,277
  Other                                               2,390       2,178
     Total Current Liabilities                       27,570      28,406

Long-Term Debt                                        9,763       8,550

Deferred Credits and Other Liabilities
  Deferred income taxes                               1,625       1,644
  Liabilities from price risk management
   activities                                        10,472       9,423
  Other                                               2,781       2,692
     Total Deferred Credits and Other Liabilities    14,878      13,759

Minority Interests                                    2,418       2,414

Company-Obligated Preferred Securities
 of Subsidiaries                                        904         904

Shareholders' Equity
  Second preferred stock, cumulative, no par value      121         124
  Mandatorily Convertible Junior Preferred
   Stock, Series B, no par value                      1,000       1,000
  Common stock, no par value                          9,513       8,348
  Retained earnings                                   3,525       3,226
  Accumulated other comprehensive income             (1,193)     (1,048)
  Common stock held in treasury                      (1,082)        (32)
  Restricted stock and other                           (157)       (148)
     Total Shareholders' Equity                      11,727      11,470

Total Liabilities and Shareholders' Equity          $67,260     $65,503

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        2001        2000

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 used in operating activities
  Net income                                         $   425     $   338
  Cumulative effect of accounting changes,
   net of tax                                            (19)          -
  Depreciation, depletion and amortization               213         172
  Deferred income taxes                                  113          30
  Gains on sales of non-merchant assets                  (32)        (18)
  Changes in components of working capital              (599)       (313)
  Net assets from price risk management
   activities                                           (270)        (52)
  Merchant assets and investments:
     Realized gains on sales                              26         (31)
     Proceeds from sales                                 135         199
     Additions and unrealized gains                      (74)       (517)
  Other operating activities                            (382)       (265)
Net Cash Used in Operating Activities                   (464)       (457)
Cash Flows From Investing Activities
  Capital expenditures                                  (382)       (496)
  Equity investments                                    (716)       (316)
  Proceeds from sales of non-merchant investments        339          17
  Acquisition of subsidiary stock                          -        (485)
  Business acquisitions, net of cash acquired            (33)       (144)
  Other investing activities                            (332)        (69)
Net Cash Used in Investing Activities                 (1,124)     (1,493)
Cash Flows From Financing Activities
  Issuance of long-term debt                           1,747       1,361
  Repayment of long-term debt                           (996)       (393)
  Net increase in short-term borrowings                  799         962
  Issuance of common stock                               119         179
  Issuance of preferred securities of subsidiaries         -         105
  Dividends paid                                        (143)       (156)
  Net (acquisition) disposition of treasury stock       (226)         70
Net Cash Provided by Financing Activities              1,300       2,128
Increase in Cash and Cash Equivalents                   (288)        178
Cash and Cash Equivalents, Beginning of Period         1,374         288
Cash and Cash Equivalents, End of Period             $ 1,086     $   466

Changes in Components of Working Capital
  Receivables                                        $   627     $ (824)
  Inventories                                            169         156
  Payables                                            (1,062)        732
      Other                                             (333)       (377)
     Total                                           $  (599)     $ (313)

The accompanying notes are an integral part of these consolidated financial statements.

                ENRON CORP. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION

   The consolidated financial statements included herein have been prepared by Enron Corp. (Enron) without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Enron believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in Enron's Annual Report on Form 10-K for the year ended December 31, 2000 (Form 10-K).

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

   Certain reclassifications have been made in the 2000 amounts to conform with the 2001 presentation.

   "Enron" is used from time to time herein as a collective reference to Enron Corp. and its subsidiaries and affiliates. The businesses of Enron are conducted by the subsidiaries and affiliates whose operations are managed by their respective officers.

2. SUPPLEMENTAL CASH FLOW INFORMATION

     Net cash paid for income taxes for the first quarter of 2001 and 2000 was $100 million and $11 million, respectively. Cash paid for interest for the same periods, net of amounts capitalized, was $200 million and $164 million, respectively.

   In 2000, Enron entered into an agreement with Azurix under which the holders of Azurix's approximately 39 million publicly traded shares would receive cash of $8.375 in exchange for each share. On March 16, 2001, Azurix shareholders approved the agreement whereby Enron paid approximately $330 million for an equivalent number of shares held by the public and all publicly traded shares of Azurix Corp were redeemed.

   Non-Cash Activity. In March 2001, Enron acquired the limited partner's interests in an unconsolidated equity affiliate, Joint Energy Development Investments Limited Partnership (JEDI), for $35 million. As a result of the acquisition, JEDI has been consolidated. JEDI's balance sheet as of the date of acquisition consisted of net assets of approximately $500 million, including an investment of 12 million shares of Enron common stock valued at approximately $785 million, merchant investments and other assets of approximately $670 million and third-party debt and debt owed to Enron of approximately $950 million. Enron repaid the third-party debt of approximately $620 million prior to March 31, 2001. Also see Note 8.

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

   Trojan Investment Recovery. In early 1993, Portland General Electric (PGE) ceased commercial operation of the Trojan nuclear power generating facility. The Oregon Public Utility Commission (OPUC) granted PGE, through a general rate order, recovery of, and a return on, 87 percent of its remaining investment in Trojan.

   The OPUC's general rate order related to Trojan has been subject to litigation in various state courts, including rulings by the Oregon Court of Appeals and petitions to the Oregon Supreme Court filed by parties opposed to the OPUC's order, including the Utility Reform Project(URP) and the Citizens Utility Board (CUB).

   In August 2000, PGE entered into agreements with the CUB and the staff of the OPUC to settle the litigation related to PGE's recovery of its investment in the Trojan plant. Under the agreements, the CUB agreed to withdraw from the litigation and to support the settlement as the means to resolve the Trojan litigation. The OPUC approved the accounting and ratemaking elements of the settlement on September 29, 2000. As a result of these approvals, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return on or a return of that investment. Collection of ongoing decommissioning costs at Trojan is not affected by the settlement agreements or the September 29, 2000 OPUC order. With the CUB's withdrawal, the URP is the one remaining significant adverse party in the litigation. The URP has indicated that it plans to continue to challenge the OPUC order allowing PGE recovery of and a return on its investment in Trojan.

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

4. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                              Three Months Ended
                                                   March 31,
                                                2001      2000
Numerator:
  Basic
     Income before cumulative effect of
      accounting changes                       $ 406     $ 338
     Preferred stock dividends:
       Second Preferred Stock                     (4)       (4)
       Series B Preferred Stock                  (16)      (16)
     Income available to common shareholders
      before cumulative effect of accounting
      changes                                    386       318
     Cumulative effect of accounting changes      19         -
     Income available to common shareholders   $ 405     $ 318
  Diluted
     Income available to common shareholders
      before cumulative effect of accounting
      changes                                  $ 386     $ 318
     Effect of assumed conversion of
      dilutive securities:
       Second Preferred Stock                      4         4
       Series B Preferred Stock                   16        16
     Income before cumulative effect of
      accounting changes                         406       338
     Cumulative effect of accounting changes      19         -
     Income available to common shareholders
      after assumed conversion                 $ 425     $ 338

Denominator:
  Denominator for basic earnings per
   share - weighted-average shares               752       723
  Effect of dilutive securities:
     Preferred stock:
       Second Preferred Stock                     33        35
       Series B Preferred Stock                   50        50
     Stock options and other equity instruments   37        44
  Dilutive potential common shares               120       129
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions                872       852

Basic earnings per share:
  Before cumulative effect of
   accounting changes                          $0.51     $0.44
  Cumulative effect of accounting changes       0.03         -
  Basic earnings per share                     $0.54     $0.44

Diluted earnings per share:
  Before cumulative effect of
   accounting changes                          $0.47     $0.40
  Cumulative effect of accounting changes       0.02         -
  Diluted earnings per share                   $0.49     $0.40

5. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                                 First Quarter
                                                2001        2000

Net income                                     $ 425       $ 338
Other comprehensive income (net of tax):
  Foreign currency translation adjustment       (150)(a)      (2)
  Derivative instruments:
     Cumulative effect of accounting changes      25           -
     Deferred loss on derivative instruments
      associated with hedges of future cash
      flows                                       (8)          -
     Recognition in earnings of previously
      deferred gaines related to derivative
      instruments used as cash flow hedges       (13)(b)       -
  Change in value of available-for-sale
   investments                                     1         (13)
Total comprehensive income                     $ 280       $ 323

(a) Change primarily reflects the decline in value of the Brazilian real.
(b) Includes an after-tax gain of $10 million related to the discontinuance of a cash flow hedge of a forecasted transaction that became probable of not occurring.

6. BUSINESS SEGMENT INFORMATION

   Enron's business is divided into operating segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Office of the Chairman, which serves as the chief operating decision making group.

   Beginning in 2001, the commodity-related risk management activities of Retail Energy Services' North American customer contracts were transferred to the Wholesale Services segment, consolidating all energy commodity risk management activities within one operating segment. In 2001, Retail Energy Services' business includes origination of new commodity and energy asset management and services contracts, execution of energy asset management and services activity and management of customer relationships. Year 2000 results in the following table have been restated to reflect this change.

                                                 Retail                  Transportation   Corporate
                                  Wholesale      Energy      Broadband         and           and
(In Millions)                    Services(c)   Services(c)   Services     Distribution    Other(d)    Total

Three Months Ended
 March 31, 2001

Unaffiliated revenues(a)           $48,407        $  642      $   85         $  933        $   62    $50,129
Intersegment revenues(b)                99            51          (2)            80          (228)         -
  Total revenues                   $48,506        $  693      $   83         $1,013        $ (166)   $50,129
Income (loss) before interest,
 minority interests and
 income taxes                      $   755        $   40      $  (35)        $  193        $ (158)   $   795

Three Months Ended
 March 31, 2000

Unaffiliated revenues(a)           $12,162        $  288      $   59         $  599        $   37    $13,145
Intersegment revenues(b)               167            26           -              4          (197)         -
  Total revenues                   $12,329        $  314      $   59         $  603        $ (160)   $13,145
Income (loss) before interest,
 minority interests and
 income taxes                      $   429        $    6      $    -         $  233        $  (44)   $   624

(a)  Unaffiliated revenues include sales to unconsolidated affiliates.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) The 2000 amounts have been restated. Prior to the restatement, Retail Energy Services reported revenues and IBIT of $642 million and $16 million, respectively, for the first quarter of 2000. Revenues and IBIT were $4,615 million and $165 million, respectively, for the full year 2000. Restated full year 2000 revenues and IBIT were $1,766 million and $173 million, respectively. Operating results in 2001 include servicing charges from Wholesale Services for management of Retail Services' risk management activities.
(d)  Includes consolidating eliminations.

   Total assets by segment are as follows (in millions):

                                   March 31,  December 31,
                                      2001        2000

Wholesale Services                 $52,766      $51,131
Retail Energy Services               1,287        1,173(a)
Broadband Services                   1,418        1,337
Transportation and Distribution      8,438        8,283
Corporate and Other                  3,351        3,579
   Total Assets                    $67,260      $65,503

(a)  Retail Energy Services' total assets have been restated.
     Prior to the restatement, total assets at December 31, 2000 were $4,370 million.

7. DERIVATIVE INSTRUMENTS

   On January 1, 2001, Enron recognized an after-tax non-cash gain of $19 million in earnings and deferred an after-tax non-cash gain of $25 million in "Accumulated Other Comprehensive Income" (OCI), a component of shareholders' equity and reclassified $277 million from "Long-Term Debt" to "Other Liabilities" to reflect the initial adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at its fair value through earnings, with special accounting permitted for certain qualifying hedges as described in the following paragraphs.

   In the ordinary course of business, Enron enters into derivative instruments, as defined in SFAS No. 133, as part of its normal risk management operations, which are subject to parameters established by Enron's Board of Directors.
The adoption of SFAS No. 133 has no impact on the way Enron accounts for its risk management business activities.

   On a much more limited basis, Enron's other businesses enter into derivative instruments, such as forwards, swaps and other contracts, in order to hedge certain non-trading risks, including interest rate risk, commodity price risk and foreign currency exchange rate risk. Enron primarily uses cash flow hedges, for which Enron's objective is to provide protection against variability in cash flows due to an associated variable risk. Enron accounts for such hedging activity by initially deferring the gain or loss related to the fair value changes in derivative instruments in OCI.
The deferred change in fair value is then reclassified into income concurrently with the recognition in income of the cash flow item hedged. The net after-tax amount expected to be reclassified from OCI within the next 12 months is immaterial. Enron has also entered into a limited number of fair value hedges to protect the fair value of certain liabilities from variability caused by fluctuations in either interest rates or foreign currency exchange rates. Enron accounts for these hedges by recognizing the fair value of both the derivative instrument and the hedged item into income concurrently. Enron had no material ineffectiveness in any cash flow or fair value hedges in the first quarter of 2001. Enron also holds a limited number of derivative instruments in its non-risk management businesses, which do not meet the requirements of SFAS No. 133 for hedge accounting, but provide Enron with an economic hedge of an associated risk.

   The maximum amount of time over which cash flow exposure in forecasted transactions are hedged excluding hedges of variable interest rate risk on existing financial instruments is approximately 20 years. Derivative contracts are entered into with counterparties who are equivalent to investment grade. Accordingly, Enron does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by the third parties on derivative instruments related to non-risk management business activities.

   The impact of Enron's accounting for SFAS No. 133 on earnings and on OCI is dependent upon certain pending interpretations, including those related to application of the "normal purchases and normal sales" exclusion to certain power contracts in an electric utility business.
For purposes of determining the impact upon adoption, Enron has elected to treat under the "normal purchases and normal sales" exception certain contracts related to the regulated activities at PGE for the purchase and sale of electricity. The interpretation of this issue, and others, are currently under consideration by the Financial Accounting Standards Board (FASB). While the ultimate conclusions reached on interpretations being considered by the FASB could impact the effects of Enron's accounting for SFAS No. 133, Enron does not believe that such conclusions would have a material effect on Enron's financial position or results of operations.

8. RELATED PARTY TRANSACTION

   During the first quarter of 2001, Enron entered into transactions with limited partnerships (the Related Party), whose general partner is a senior officer of Enron. The limited partners of the Related Party are unrelated to Enron. All transactions with the Related Party are approved by Enron's senior risk officers as well as reviewed annually by the Board of Directors. Management believes that the terms of the transactions with the Related Party were reasonable compared to those which could have been negotiated with unrelated third parties.

   Enron entered into transactions with the Related Party to hedge certain merchant investments and other assets. As part of these transactions, Enron has entered into agreements with entities formed in 2000 (the Entities), which included the obligation to deliver 12 million shares of Enron common stock in March 2005 (the Commitment) and entered into derivative instruments which eliminated the contingent nature of existing restricted forward contracts executed in 2000. The Commitment and the shares to be delivered under the derivative instruments are restricted through March 2005. In exchange, Enron received note receivables from the Entities totaling approximately $827.6 million. In addition, Enron entered into share settled costless collar arrangements with the Entities on the 12 million shares of Enron common stock. Such transactions will be accounted for as equity transactions when settled. Enron received a $6.5 million note receivable from the Entities to terminate share-settled options on 7.1 million shares of Enron common stock. The transactions resulted in non-cash increases to non-current assets and equity.

   In the first quarter of 2001, Enron recognized net revenues of approximately $236.1 million, primarily related to the change in the market value of derivatives instruments entered into with the Entities in 2000 to hedge certain merchant investments and other assets. Revenues recognized on the derivative instruments offset market value changes of certain merchant investments and price risk management activities. In addition, Enron and the Entities terminated certain derivative instruments (originally entered into in 2000) with a combined notional value of approximately $658.5 million. Enron received a note receivable from the Entities for approximately $81.7 million related to such terminations. At March 31, 2001, cash in the Entities of $138 million was invested in Enron demand notes. Enron recognized $22 million and $3.5 million of interest income and interest expense, respectively, on notes receivable from and notes payable to the Entities.

   In the first quarter of 2001, Enron received approximately $62 million from Whitewing Associates, LP, an unconsolidated equity affiliate, related to securitizations.

9.  RECENT DEVELOPMENTS

   Developments in the California Power Market. During 2000, prices for wholesale electricity in California significantly increased as a result of a combination of factors, including higher natural gas prices, reduction in available hydroelectric generation resources, increased demand, over-reliance on the spot market for electricity and limitations on supply. California's regulatory regime instituted in 1996 permitted wholesale price increases but froze retail prices below market levels. The resulting disparity between costs of supply and customer revenues caused two of California's public utilities, Pacific Gas & Electric Company (PG&E) and Southern California Edison Company (SCE), to accrue substantial unrecovered wholesale power costs and certain obligations related to the difference between third party power purchase costs and frozen rates charged to retail customers. PG&E and SCE have defaulted on or are challenging payments owed for certain outstanding obligations, including wholesale power purchased through the California Power Exchange (the Power Exchange), from the California Independent System Operator (the Independent System Operator), and from qualifying facilities. In addition, PG&E and the Power Exchange each have filed a voluntary petition for bankruptcy.

   Various legislative, regulatory and legal remedies to the energy situation in California have been implemented or are being pursued, and may result in restructuring of markets in California and elsewhere. Additional initiatives are likely at the Federal, state and local level, but it is not possible to predict their outcome at this time.

   Enron has entered into a variety of transactions with California utilities, the Power Exchange, the Independent System Operator, end users of energy in California, and other third parties, and is owed amounts by certain of these entities. Enron has established reserves related to such activities and believes that the combination of such reserves in accounts receivables and price risk management assets and other credit offsets with such parties are adequate to cover its exposure to developments in the California power market. Due to the uncertainties involved, the ultimate outcome of the California power situation cannot be predicted, but Enron believes these matters will not have a material adverse impact on Enron's financial condition or results of operations.

   India. Enron indirectly owns 50% of the net voting interest in Dabhol Power Company (Dabhol), which owns a 740 megawatt power plant and is developing an additional 1,444 megawatt power plant together with an LNG regasification facility in India. Enron accounts for its investment in Dabhol under the equity methodand the debt of Dabhol is non-recourse to Enron. Dabhol has been in dispute with the Maharashtra State Electricity Board (MSEB), the purchaser of power from Dabhol, and the Government of Maharashtra (GOM) and the federal government of India (GOI), the guarantors of payments by the MSEB pursuant to the terms and conditions of the power purchase agreements (PPA) and the other project documents. The contract disputes relate principally to the failure by the MSEB to pay certain capacity and energy payments under the PPA, and the failure of the GOM and GOI to satisfy certain guarantee obligations under the project documents. There is no assurance that Dabhol will be able to resolve such disputes to its favor and to successfully collect on and to enforce any judgment or settlement. However, Dabhol believes that the MSEB's actions are in clear violation of the terms of the PPA, and Dabhol intends to pursue all available legal remedies under the project documents. Accordingly, Enron does not believe that any contract dispute related to Dabhol would have a material adverse impact on Enron's financial condition or results of operations.

   Termination of Portland General Sales Agreement.  On
April 26, 2001, Enron announced that the previously disclosed agreement to sell Portland General to Sierra
Pacific Resources had been terminated by the mutual consent of both parties because the effect of developments in California and Nevada on the purchaser had made completion of the transaction impractical.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS

First Quarter 2001
vs. First Quarter 2000

   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's first quarter 2001 net income was $406 million (excluding a gain of $19 million related to the cumulative effect of accounting changes) compared to $338 million in the first quarter of 2000. Enron's business is divided into five operating segments including:

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

   Broadband Services.  Enron's broadband services business
(Broadband Services) provides customers with a single source for broadband services, including network services intermediation and the delivery of premium content.

   Transportation and Distribution.  Transportation and
Distribution consists of Enron Transportation Services
(Transportation Services) and Portland General.
Transportation Services includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company
(Northern), Transwestern Pipeline Company (Transwestern),
Enron's 50% interest in Florida Gas Transmission Company
(Florida Gas) and Enron's interests in Northern Border
Partners, L.P. and EOTT Energy Partners, L.P. (EOTT).

   Corporate and Other.  Corporate and Other includes
Enron's investment in Azurix Corp. (Azurix), which provides water and wastewater services, results of Enron Renewable
Energy Corp. (EREC), which develops and constructs wind-generated power projects, and the operations of Enron's methanol and MTBE plants as well as overall corporate activities of Enron.

   Basic and diluted earnings per share of common stock were as follows:

                                             First Quarter
                                             2001      2000

Basic earnings per share:
  Before cumulative effect of accounting
   changes                                  $ 0.51    $ 0.44
  Cumulative effect of accounting changes     0.03         -
                                            $ 0.54    $ 0.44

Diluted earnings per share:
  Before cumulative effect of accounting
   changes                                  $ 0.47    $ 0.40
  Cumulative effect of accounting changes     0.02         -
                                            $ 0.49    $ 0.40

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):

                                            First Quarter
                                            2001      2000

Wholesale Energy Operations and Services   $ 755     $ 429
Retail Energy Services                        40         6
Broadband Services                           (35)        -
Transportation and Distribution:
  Transportation Services                    133       128
  Portland General                            60       105
Corporate and Other                         (158)      (44)

  Income before interest,
   minority interests and taxes            $ 795      $624


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

   The following table reflects IBIT for each business line
(in millions):

                                         First Quarter
                                         2001      2000

Commodity Sales and Services             $785      $256
Assets and Investments                     59       220
Unallocated expenses                      (89)      (47)
  Income before interest, minority
   interests and taxes                   $755      $429


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

   Enron Wholesale markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                                   First Quarter
                                                   2001      2000

Physical Volumes (BBtue/d)(a)
Gas:
  United States                                   20,898    16,217
  Canada                                           6,358     4,389
  Europe and Other                                 8,699     2,469
                                                  35,955    23,075
Transportation Volumes                               506       456
     Total Gas Volumes                            36,461    23,531
Crude Oil and Liquids                              6,836     6,134
Electricity(b)                                    25,732    12,170
     Total                                        69,029    41,835

Electricity Volumes Marketed (Thousand MWh)(c)
  United States                                  195,246   102,903
  Europe and Other                                36,339     7,844
     Total                                       231,585   110,747

Financial Settlements (Notional) (BBtue/d)       302,694   141,865

(a)  Billion British thermal units equivalent per day.
(b) Represents electricity volumes, converted to BBtue/d.
(c)  Thousand megawatt-hours.

   Earnings from commodity sales and services increased $529 million in the first quarter of 2001 as compared to the same period in 2000. Profits from North American gas and power marketing operations increased significantly. European gas and power marketing operations and earnings from new businesses, such as coal and forest products, also contributed to the earnings growth of Enron's commodity sales and services business. Commodity Sales and Services' results in 2001 were also positively impacted by the sale of certain peaking power plants. Volumes growth, which increased 65 percent in the first quarter of 2001 as compared to the first quarter of 2000, and price volatility in both the gas and power markets were the key contributors to increased profits in the gas and power intermediation businesses.

   Assets and Investments. Enron's Wholesale businesses make investments in various energy and certain related assets as a part of its network strategy. Wholesale Services either purchases the asset from a third party or develops and constructs the asset. In most cases, Wholesale Services operates and manages such assets. Earnings principally result from operations of the assets or sales of ownership interests.

   Additionally, Wholesale Services invests in debt and equity securities of energy-related businesses, which may also utilize Wholesale Services' products and services.
With these merchant investments, Enron's influence is much more limited relative to assets Enron develops or constructs. Earnings from these activities, which are accounted for on a fair value basis and are included in revenues, result from changes in the market value of the securities. Wholesale Services uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments.

   Earnings from assets and investments decreased $161 million in the first quarter of 2001 as compared to the same period in 2000 as a result of a decrease in the value of Wholesale Services' merchant investments. Earnings from international asset operations were comparable to 2000 levels.

   Unallocated Expenses. Net unallocated expenses such as systems expenses and performance-related costs increased in 2001 due to the growth of Wholesale Services' businesses.

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

   Significant components of Energy Services' results are as follows (in millions):

                                         First Quarter
                                         2001    2000(a)

Revenues                                 $693      $314
Cost of sales                             495       234
Operating expenses                        164        86
Depreciation and amortization               9         9
Equity (loss) income                      (15)        1
Other, net                                 30        20
Income before interest, minority
 interests and taxes                     $ 40      $  6

(a) Amounts for the first quarter of 2000 have been restated. See Note 6 to the Consolidated Financial
     Statements.

Operating Results
   Revenues and gross margin increased $379 million and $118 million, respectively, in the first quarter of 2001 compared to the first quarter of 2000, primarily as a result of long-term energy contracts originated in 2001 and the growth of Energy Services' European operations. Operating expenses increased primarily as a result of higher employee-related costs. Other, net in the first quarter of 2001 and 2000 consisted primarily of gains associated with the securitization of equity investments. Equity losses reflect Energy Services' portion of losses of The New Power Company.

Broadband Services
   In implementing Enron's network strategy, Broadband Services constructed the Enron Intelligent Network (the
EIN), a nationwide fiber optic network that consists of both fiber deployed by Enron and acquired capacity on non-Enron networks and is managed by Enron's Broadband Operating
System software. The EIN, which connects 25 pooling points in North America, Europe and Japan, provides the infrastructure for Broadband Services' other businesses. Enron is extending its market-making and risk management skills from its energy business to develop the network services intermediation business. Broadband Services' intermediation business helps customers manage unexpected fluctuation in the price, supply and demand of network-related requirements, including bandwidth and storage. Enron's bandwidth-on-demand platform allows delivery of high-bandwidth media-rich content such as video-on-demand and high capacity data transport. Broadband Services also makes investments in companies with related technologies and with the potential for capital appreciation. Earnings from these merchant investments, which are accounted for on a fair value basis and are included in revenues, result from changes in the market value of the securities. Broadband Services uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments. Broadband Services also sells interests in certain investments and other assets to improve liquidity and overall return, the timing of which is dependent on market conditions and management's expectations of the investment's value.

   The components of Broadband Services' businesses include network services intermediation, the delivery of content and the optimization of Enron's fiber network.

Significant components of Broadband Services' results are as follows (in millions):

                                             2001    2000

Gross margin                                 $ 54    $ 51
Operating expenses (including depreciation)    92      52
Other, net                                      3       1
  Loss before interest, minority interests
   and taxes                                 $(35)   $  -

   Gross margin increased $3 million in the first quarter of 2001 compared to the first quarter of 2000. First quarter
2001 gross margin included the realized appreciation associated with a portion of Enron's broadband content delivery platform. Gross margin for the first quarter of 2000 primarily reflects earnings from sales of excess fiber capacity and an increase in the market value of Broadband Services' merchant investments. Operating expenses increased due to higher employee-related costs and depreciation on fiber-optic related equipment placed into service in late 2000.

Transportation and Distribution
   Transportation Services. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         First Quarter
                                         2001      2000

Total Volumes Transported (BBtu/d)(a)
  Northern Natural Gas                  3,750     4,147
  Transwestern Pipeline                 1,744     1,566
  Florida Gas Transmission              1,234     1,563
  Northern Border Pipeline              2,490     2,464

(a) Billion British thermal units per day.  Reflects
    100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows (in millions):

                                         First Quarter
                                         2001      2000

Net revenues                             $243      $201
Operating expenses                        107        65
Depreciation and amortization              17        16
Equity in earnings                         14         7
Other, net                                  -         1
  Income before interest and taxes       $133      $128

Operating Results
   Revenues, net of cost of sales (net revenues) of Transportation Services increased $42 million in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to increased transportation and storage revenues received by Northern and increased volumes transported and operational gas volumes sold by Transwestern. Higher gas prices in 2001 positively impacted revenues from operational gas sales. Operating Expenses increased $42 million primarily as a result of higher gas prices and other costs associated with the increase in volumes transported by Transwestern and the timing of other pipeline expenses. Equity in earnings increased $7 million in the first quarter of 2001 as compared to the same period in 2000 primarily due to improved operating results from EOTT.

   Portland General. Statistics for Portland General for the first quarter of 2001 and 2000 are as follows:

                                              First Quarter
                                              2001      2000

Electricity Sales (Thousand MWh)
  Residential                                 2,171     2,361
  Commercial                                  1,820     1,872
  Industrial                                  1,200     1,169
     Total Retail                             5,191     5,402
  Wholesale                                   2,739     4,281
     Total Electricity Sales                  7,930     9,683

Average Billed Revenue (cents per kWh)         9.53      4.00

Resource Mix
  Coal                                           16%       13%
  Combustion Turbine                             17        10
  Hydro                                           6         8
     Total Generation                            39        31
  Firm Purchases                                 53        62
  Secondary Purchases                             8         7
     Total Resources                            100%      100%

Average Variable Power Cost (Mills/kWh)(a)     71.9      20.8

Retail Customers (end of period, thousands)     728       724

(a)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                         First Quarter
                                         2001      2000

Revenues                                 $767      $397
Purchased power and fuel                  582       202
Operating expenses                         67        78
Depreciation and amortization              51        46
Other, net                                (7)        34
  Income before interest and taxes       $ 60      $105

Operating Results
   Revenues, net of purchased power and fuel costs, decreased $10 million in the first quarter of 2001 as compared to the first quarter of 2000. The decrease was due to higher purchased power and fuel costs resulting from general market conditions, including lower hydroelectric generation and higher gas prices. Operating expenses decreased primarily as a result of lower costs incurred for transmission line repairs and lower overhead expenses. Depreciation and amortization increased in 2001 primarily as a result of increased regulatory amortization. Other, net in 2001 included the impact of a decline in the value of investments. Other, net in 2000 was favorably impacted by certain regulatory events.

   On April 26, 2001, Enron announced that the agreement to sell Portland General to Sierra Pacific Resources has been terminated. See Note 9 to the Consolidated Financial
Statements.

Corporate and Other
   Corporate and Other realized a loss before interest, minority interests and taxes of $158 million and $44 million in the first quarter of 2001 and 2000, respectively. First quarter 2001 results include higher unallocated corporate-wide expenses and operating losses from non-core businesses, including Azurix.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $15 million and $13 million for the first three months of 2001 and 2000, respectively. Net expense increased $40 million in the first quarter of 2001 as compared to the same period of 2000, primarily due to increased debt levels.

Income Tax Expense
   The projected effective tax rate for 2001 is lower than the statutory rate mainly due to equity earnings and differences between the book and tax basis of certain assets and stock sales. Income taxes increased during the first quarter of 2001 as compared to the first quarter of 2000 primarily as a result of increased pretax earnings.

   Enron recorded tax benefits in shareholders' equity related to stock options exercised by employees of approximately $130 million in the first quarter of 2001.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

   On January 1, 2001, Enron recognized an after-tax non-cash gain of $19 million in earnings and deferred an after-tax non-cash gain of $25 million in "Accumulated Other Comprehensive Income," a component of shareholders' equity and reclassified $277 million from "Long-Term Debt" to "Other Liabilities" to reflect the initial adoption of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS
No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at its fair value through earnings, with special accounting permitted for certain qualifying hedges.

FINANCIAL CONDITION

Cash Flows

                                         First Quarter
(In Millions)                           2001       2000

Cash provided by (used in):
   Operating activities                $ (464)   $  (457)
   Investing activities                (1,124)    (1,493)
   Financing activities                 1,300      2,128

   Cash used in operating activities totaled $464 million during the first three months of 2001 as compared to cash used of $457 million in the same period last year. Cash used in operating activities in the first quarter of 2001 reflects cash provided by first quarter operations offset by increased working capital requirements. Cash used in the first quarter of 2000 reflects the acquisition of merchant assets and investments and working capital requirements.
Enron expects increased cash flows from operating activities in subsequent quarters of 2001 related to its price risk management activities.

   Cash used in investing activities totaled $1,124 million during the first quarter of 2001 as compared to $1,493 million during the same period in 2000. The first quarter 2001 amount reflects cash used for investments in unconsolidated equity affiliates and energy network-related capital expenditures. Investments in unconsolidated equity affiliates in 2001 include the acquisition of a company whose assets include a newsprint mill and related assets and the purchase of all publicly traded shares of Azurix Corp.

   Cash provided by financing activities totaled $1,300 million during the first quarter of 2001 as compared to $2,128 million during the same period in 2000. The first three months of 2001 includes the net issuances of short- and long-term debt of $1,549 million and the issuance of common stock related to employee benefit plans, partially offset by the acquisition of treasury stock and payments of dividends.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable.

Capitalization
   Total capitalization at March 31, 2001 was $27.0 billion. Debt as a percentage of total capitalization increased to 44.2% at March 31, 2001 as compared to 40.9% at December 31, 2000. The increase in the ratio reflects increased long-term debt, including the issuance in January 2001 of $1.25 billion of notes payable and increased net short-term borrowings in the first quarter of 2001.

FINANCIAL RISK MANAGEMENT

   Wholesale Services offers price risk management services primarily related to commodities associated with the energy sector (natural gas, electricity, crude oil and natural gas liquids). Broadband Services also offers price risk management services to its customers. Enron's other businesses also enter into forwards, swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production and other contractual commitments. Enron utilizes value at risk measures that assume a one-day holding period and a 95% confidence level. For a complete discussion of the types of financial risk management products used by Enron, the types of market risks associated with Enron's portfolio of transactions, and the methods used by Enron to manage market risks, see Enron's Annual Report on Form 10-K for the year ended December 31, 2000.

   Enron's value at risk amounts at March 31, 2001 were consistent with December 31, 2000 levels.

INFORMATION REGARDING FORWARD LOOKING STATEMENTS

   This Report and the Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in this document are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the Transportation Services, extension of Enron's business model to new markets and industries, demand in the market for broadband services and high bandwidth applications, transaction volumes in the U.S. power market, commencement of commercial operations of new power plants and pipeline projects, completion of the sale of certain assets and growth in the demand for retail energy outsourcing solutions. When used in this document, the words "anticipate," "believe," "estimate," "expects," "intend," "may," "project," "plan," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Enron believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include success in marketing natural gas and power to wholesale customers; the ability of Enron to penetrate new retail natural gas and electricity markets (including energy outsourcing markets) in the United States and foreign jurisdictions; development of Enron's broadband network and customer demand for intermediation and content services; the timing, extent and market effects of deregulation of energy markets in the United States, including the current energy market conditions in California, and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; political developments in foreign countries; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects; the effectiveness of Enron's risk management activities; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and Enron's ability to maintain the credit ratings for its unsecured senior long-term debt obligations.

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

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

     Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

     Current Report on Form 8-K filed January 31, 2001, disclosing Enron Corp.'s plans to issue zero coupon convertible debt securities convertible into Enron common stock.

     Current Report on Form 8-K filed February 27, 2001, containing Enron Corp. Consolidated Financial
     Statements for the year ended December 31, 2000.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  May 14, 2001        By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Executive Vice President and Chief
                                Accounting Officer
                               (Principal Accounting Officer)