Form 10-Q
period 2001-06-30
ENRON CORP/OR/
filed 2001-08-14
CIK 1024401

UNITED STATES SECURITIES AND EXCHANGE
                         COMMISSION
                   WASHINGTON, D.C. 20549
                          FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001



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

            Class                Outstanding at July 31, 2001

  Common Stock, No Par Value          749,857,388 shares



                           1 of 37

                ENRON CORP. AND SUBSIDIARIES

                      TABLE OF CONTENTS



                                                          Page No.

PART I. FINANCIAL INFORMATION

   ITEM 1. Financial Statements

       Consolidated Income Statement - Three
           Months Ended June 30, 2001 and 2000 and
           Six Months Ended June 30, 2001 and 2000            3
       Consolidated Balance Sheet - June 30, 2001
           and December 31, 2000                              4
       Consolidated Statement of Cash Flows - Six
           Months Ended June 30, 2001 and 2000                6
       Notes to Consolidated Financial Statements             7

   ITEM 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations     18

PART II. OTHER INFORMATION

   ITEM 1. Legal Proceedings                                 35

   ITEM 4. Submission of Matters to a Vote of Security
           Holders                                           35

   ITEM 6. Exhibits and Reports on Form 8-K                  36


                       PART I. FINANCIAL INFORMATION

                       ITEM 1. FINANCIAL STATEMENTS
                       ENRON CORP. AND SUBSIDIARIES
                       CONSOLIDATED INCOME STATEMENT
                  (In Millions, Except Per Share Amounts)
                                (Unaudited)

                                               Three Months Ended   Six Months Ended
                                                    June 30,            June 30,
                                                 2001      2000      2001       2000

Revenues                                       $50,060   $16,886   $100,189   $30,031
Costs and Expenses
  Cost of gas, electricity, metals and
   other products                               48,173    15,324     96,332    27,212
  Operating expenses                             1,027       892      2,020     1,639
  Depreciation, depletion and amortization         240       192        453       364
  Taxes, other than income taxes                    78        59        166       125
                                                49,518    16,467     98,971    29,340

Operating Income                                   542       419      1,218       691
Other Income and Deductions
  Equity in earnings of unconsolidated
   equity affiliates                               100        55        174       319
  Gains on sales of non-merchant assets             18        72         50        90
  Other income, net                                133        63        146       133
Income Before Interest, Minority Interests
 and Income Taxes                                  793       609      1,588     1,233
Interest and Related Charges, net                  215       196        416       357
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                         18        21         36        39
Minority Interests                                  30        39         70        74
Income Tax Expense                                 126        64        256       136
Net Income Before Cumulative Effect of
 Accounting Changes                                404       289        810       627
Cumulative Effect of Accounting Changes,
 net of tax                                          -         -         19         -
Net Income                                         404       289        829       627
Preferred Stock Dividends                           21        21         41        41
Earnings on Common Stock                       $   383   $   268   $    788   $   586

Earnings Per Share of Common Stock
  Basic
     Before Cumulative Effect of Accounting
      Changes                                  $  0.51   $  0.37   $   1.02   $  0.80
     Cumulative Effect of Accounting Changes         -         -       0.02         -
     Basic Earnings per Share                  $  0.51   $  0.37   $   1.04   $  0.80
  Diluted
     Before Cumulative Effect of Accounting
      Changes                                  $  0.45   $  0.34   $   0.92   $  0.73
     Cumulative Effect of Accounting Changes         -         -       0.02         -
     Diluted Earnings per Share                $  0.45   $  0.34   $   0.94   $  0.73

Average Number of Common Shares Used in
 Computation
  Basic                                            757       733        755       728
  Diluted                                          891       862        882       857

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)
                                                     June 30,   December 31,
                                                       2001        2000

ASSETS

Current Assets
  Cash and cash equivalents                          $   847     $ 1,374
  Trade receivables (net of allowance for doubtful
   accounts of $453 and $133, respectively)           11,234      10,396
  Other receivables                                    1,347       1,874
  Assets from price risk management activities         8,815      12,018
  Inventories                                            913         953
  Deposits                                             2,412       2,433
  Other                                                  756       1,333
     Total Current Assets                             26,324      30,381

Investments and Other Assets
  Investments in and advances to unconsolidated
   equity affiliates                                   5,934       5,294
  Assets from price risk management activities         9,023       8,988
  Goodwill                                             3,527       3,638
  Other                                                7,843       5,459
     Total Investments and Other Assets               26,327      23,379

Property, Plant and Equipment, at cost
  Natural gas transmission                             6,287       6,916
  Electric generation and distribution                 3,784       4,766
  Fiber-optic network and equipment                      926         839
  Construction in progress                               809         682
  Other                                                2,481       2,256
                                                      14,287      15,459
  Less accumulated depreciation, depletion
   and amortization                                    3,546       3,716
     Property, Plant and Equipment, net               10,741      11,743

Total Assets                                         $63,392     $65,503

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEET
                               (In Millions)
                                (Unaudited)
                                                         June 30,   December 31,
                                                           2001        2000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                       $ 9,646     $ 9,777
  Liabilities from price risk management
   activities                                              7,470      10,495
  Short-term debt                                          3,457       1,679
  Customers' deposits                                      1,820       4,277
  Other                                                    1,920       2,178
     Total Current Liabilities                            24,313      28,406

Long-Term Debt                                             9,355       8,550

Deferred Credits and Other Liabilities
  Deferred income taxes                                    1,758       1,644
  Liabilities from price risk management
   activities                                             10,062       9,423
  Other                                                    2,866       2,692
     Total Deferred Credits and Other Liabilities         14,686      13,759

Minority Interests                                         2,395       2,414

Company-Obligated Preferred Securities of Subsidiaries       903         904

Shareholders' Equity
  Second preferred stock, cumulative, no par value           116         124
  Mandatorily Convertible Junior Preferred
   Stock, Series B, no par value                           1,000       1,000
  Common stock, no par value                               9,416       8,348
  Retained earnings                                        3,827       3,226
  Accumulated other comprehensive income                  (1,606)     (1,048)
  Common stock held in treasury                             (861)        (32)
  Restricted stock and other                                (152)       (148)
     Total Shareholders' Equity                           11,740      11,470

Total Liabilities and Shareholders' Equity               $63,392     $65,503

The accompanying notes are an integral part of these consolidated financial statements.

                PART I. FINANCIAL INFORMATION - (Continued)
                ITEM 1. FINANCIAL STATEMENTS - (Continued)
                       ENRON CORP. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In Millions)
                                (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                          2001        2000

Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
  Net income                                            $   829     $  627
  Cumulative effect of accounting changes, net of tax       (19)         -
  Depreciation, depletion and amortization                  453        364
  Deferred income taxes                                     188         31
  Gains on sales of non-merchant assets                     (50)       (90)
  Changes in components of working capital:
     Net margin deposit activity                         (2,342)      (350)
     Other working capital                                 (800)      (174)
  Net assets from price risk management activities          782       (799)
  Merchant assets and investments:
     Realized (gains) losses on sales                       (64)        29
     Proceeds from sales                                    479        553
     Additions                                             (175)    (1,206)
     Unrealized losses                                       21        111
  Other, net                                               (639)       357
Net Cash Used in Operating Activities                    (1,337)      (547)
Cash Flows From Investing Activities
  Capital expenditures                                   (1,200)    (1,009)
  Equity investments                                     (1,088)      (390)
  Proceeds from sales of non-merchant assets              1,423        105
  Acquisitions of subsidiary stock                            -       (485)
  Business acquisitions, net of cash acquired               (34)      (358)
  Other investing activities                               (262)      (117)
Net Cash Used in Investing Activities                    (1,161)    (2,254)
Cash Flows From Financing Activities
  Issuance of long-term debt                              2,864      2,479
  Repayment of long-term debt                            (1,782)      (431)
  Net increase in short-term borrowings                   1,169      1,301
  Issuance of common stock                                  185        264
  Issuance (redemption) of preferred securities
   of subsidiaries                                            -        (95)
  Dividends paid                                           (256)      (265)
  Acquisition of treasury stock                            (209)      (129)
  Other financing activities                                  -        107
Net Cash Provided by Financing Activities                 1,971      3,231
Increase (Decrease) in Cash and Cash Equivalents           (527)       430
Cash and Cash Equivalents, Beginning of Period            1,374        288
Cash and Cash Equivalents, End of Period                $   847    $   718

Changes in Components of Other Working Capital
  Receivables                                           $  (937)   $(2,615)
  Inventories                                              (114)        36
  Payables                                                 (139)     2,319
  Other                                                     390         86
     Total                                              $  (800)   $  (174)

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

2. SUPPLEMENTAL CASH FLOW INFORMATION

   Net cash paid for income taxes for the first half of 2001 and 2000 was $167 million and $33 million, respectively.
Cash paid for interest for the same periods, net of amounts capitalized, was $426 million and $376 million, respectively.

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

3.  LITIGATION AND OTHER CONTINGENCIES

Litigation
   Enron is a party to various claims and litigation, the significant items of which are discussed below. Although no assurances can be given, Enron believes, based on its experience to date and after considering appropriate reserves that have been established, that the ultimate resolution of such items, individually or in the aggregate, will not have a material adverse impact on Enron's financial position or results of operations.

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

   On November 21, 1996, an explosion occurred in the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan Gas), an Enron affiliate, operated a propane/air distribution system in the vicinity, but did not provide service to the building. Enron, San Juan Gas, four affiliates and their insurance carriers were named as defendants, along with several third parties, including The Puerto Rico Aqueduct and Sewer Authority, Puerto Rico Telephone Company, Heath Consultants Incorporated, Humberto Vidal, Inc. and their insurance carriers, in numerous lawsuits filed in U.S. District Court for the District of Puerto Rico and the Superior Court of Puerto Rico. These suits seek damages for wrongful death, personal injury, business interruption and property damage allegedly caused by the explosion. After nearly four years without determining the cause of the explosion, all parties agreed not to litigate further that issue, but to move these suits toward settlements or trials to determine whether each plaintiff was injured as a result of the explosion and, if so, the lawful damages attributable to such injury. The defendants agreed on a fund for settlements or final awards. Numerous claims have been settled and ten cases involving 19 plaintiffs are scheduled for trial in the United States District Court beginning on December 10, 2001. No cases have yet been scheduled for trial in the Superior Court. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

   In August 2000, PGE entered into agreements with the CUB and the staff of the OPUC to settle the litigation related to PGE's recovery of its investment in the Trojan plant. Under the agreements, the CUB agreed to withdraw from the litigation and to support the settlement as the means to resolve the Trojan litigation. The OPUC approved the accounting and ratemaking elements of the settlement on September 29, 2000. As a result of these approvals, PGE's investment in Trojan is no longer included in rates charged to customers, either through a return on or a return of that investment. Collection of ongoing decommissioning costs at Trojan is not affected by the settlement agreements or the September 29, 2000 OPUC order. With the CUB's withdrawal, the URP is the one remaining significant adverse party in the litigation. The URP has indicated that it plans to continue to challenge the settlement and the original OPUC order allowing PGE recovery of and a return on its investment in Trojan.

   Enron cannot predict the outcome of these actions. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

Other Contingencies
   Environmental Matters. Enron is subject to extensive federal, state and local environmental laws and regulations. These laws and regulations require expenditures in connection with the construction of new facilities, the operation of existing facilities and for remediation at various operating sites. The implementation of the Clean Air Act Amendments is expected to result in increased operating expenses. These increased operating expenses are not expected to have a material impact on Enron's financial position or results of operations.

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

   Enron has entered into a variety of transactions with California utilities, the Power Exchange, the Independent System Operator, end users of energy in California, and other third parties, and is owed amounts by certain of these entities. Enron has established reserves related to such activities and believes that the combination of such reserves in accounts receivables and other credit offsets with such parties are adequate to cover its exposure to developments in the California power market. Due to the uncertainties involved, the ultimate outcome of the California power situation cannot be predicted, but Enron believes these matters will not have a material adverse impact on Enron's financial condition or results of operations.

   India. Enron indirectly owns 50% of the net voting interest in Dabhol Power Company (Dabhol), which owns a 740 megawatt power plant and is constructing an additional 1,444 megawatt power plant together with an LNG regasification facility (collectively Phase II) in India. Enron accounts for its investment in Dabhol under the equity method and the debt of Dabhol is non-recourse to Enron. Dabhol has been in dispute with the Maharashtra State Electricity Board (MSEB), the purchaser of power from Dabhol, and the Government of Maharashtra
(GOM) and the federal government of India (GOI), the guarantors of payments by the MSEB pursuant to the terms and conditions of the power purchase agreements (PPA) and the other project documents. The contract disputes relate principally to (a) the failure by the MSEB to pay certain capacity and energy payments under the PPA, and the failure of the GOM and GOI to satisfy certain guarantee obligations under the project documents and (b) MSEB's statements that MSEB has "rescinded" the PPA and MSEB is therefore no longer bound by the PPA. As a result of such disputes, the Phase II lenders have stopped funding the continued construction of Phase II and the construction contractors have terminated the construction contracts for non-payment. There is no assurance that Dabhol will be able to resolve such disputes to its favor and to successfully collect on and to enforce any judgment or settlement. However, Dabhol believes that the MSEB's actions are in clear violation of the terms of the PPA, and Dabhol intends to pursue all available legal remedies under the project documents. As a result of these disputes, the 740 megawatt power plant is not being dispatched by MSEB. Further, Dabhol has suspended construction activity on Phase II. Enron does not believe that any contract dispute related to Dabhol will have a material adverse impact on Enron's financial condition or results of operations.

4. EARNINGS PER SHARE

   The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):

                                                        Six Months Ended
                                        Second Quarter      June 30,
                                         2001    2000     2001    2000
Numerator:
  Basic
     Income before cumulative effect
      of accounting changes             $ 404   $ 289    $ 810  $ 627
     Preferred stock dividends:
       Second preferred stock              (4)     (4)      (8)    (8)
       Series B Preferred Stock           (17)    (17)     (33)   (33)
     Income available to common
      shareholders before cumulative
      effect of accounting changes        383     268      769    586
     Cumulative effect of accounting
      changes                               -       -       19      -
     Income available to common
      shareholders                      $ 383   $ 268    $ 788  $ 586
  Diluted
     Income available to common
      shareholders before cumulative
      effect of accounting changes      $ 383  $ 268    $ 769  $ 586
     Effect of assumed conversion
      of dilutive securities:
       Second preferred stock               4       4        8      8
       Series B Preferred Stock            17      17       33     33
     Income before cumulative effect
      of accounting changes               404     289      810    627
     Cumulative effect of accounting
      changes                               -       -       19      -
     Income available to common
      shareholders after assumed
      conversions                       $ 404   $ 289    $ 829  $ 627
Denominator:
  Denominator for basic earnings per
   share - weighted-average shares        757     733      755    728
  Effect of assumed conversion of
   dilutive securities:
     Preferred Stock:
       Second Preferred Stock              32      35       33     35
       Series B Preferred Stock            50      50       50     50
     Stock options and other equity
      instruments                          52      44       44     44
  Dilutive potential common shares        134     129      127    129
  Denominator for diluted earnings per
   share - adjusted weighted-average
   shares and assumed conversions         891     862      882    857
Basic earnings per share:
  Before cumulative effect of
   accounting changes                   $0.51   $0.37    $1.02   $0.80
  Cumulative effect of accounting
   changes                                  -       -     0.02      -
  Basic earnings per share              $0.51   $0.37    $1.04   $0.80
Diluted earnings per share:
  Before cumulative effect of
   accounting changes                   $0.45   $0.34    $0.92   $0.73
  Cumulative effect of accounting
   changes                                  -       -     0.02      -
  Diluted earnings per share            $0.45   $0.34    $0.94   $0.73

5. COMPREHENSIVE INCOME

   Comprehensive income includes the following (in millions):

                                                     Six Months Ended
                                    Second Quarter        June 30,
                                     2001    2000     2001       2000

Net income                           $ 404   $ 289    $ 829      $ 627
Other comprehensive income
 (net of tax):
  Foreign currency translation
   adjustment                         (401)    (99)    (551)(a)   (101)
  Derivative instruments:
     Cumulative effect of
      accounting changes                 -       -       25          -
     Deferred loss on derivative
      instruments associated with
      hedges of future cash flows      (26)      -      (34)         -
     Recognition in earnings of
      previously deferred gains
      related to derivative
      instruments used as cash
      flow hedges                        4       -       (9)(b)      -
  Change in value of available-
   for-sale investments                 10      (6)      11        (19)
Total comprehensive income (loss)    $  (9)  $ 184    $ 271      $ 507

(a) Change primarily reflects the decline in value of the Brazilian real and the British Pound.
(b) Includes an after-tax gain of $10 million related to the discontinuance of a cash flow hedge or a forecasted transaction that became probable of not occurring.

6. BUSINESS SEGMENT INFORMATION

   Enron's business is divided into reporting segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Office of the Chairman, which serves as the chief operating decision making group.

   Beginning in 2001, the commodity-related risk management activities of Retail Energy Services' North American customer contracts were transferred to the Wholesale Services segment, consolidating all energy commodity risk management activities within one segment. In 2001, Retail Energy Services' business includes origination of new commodity and energy asset management and services contracts, execution of energy asset management and services activity and management of customer relationships. Year 2000 results in the following table have been restated to reflect this change.

                                              Retail                   Transportation   Corporate
                               Wholesale      Energy       Broadband         and           and
(In Millions)                  Services(c)   Services(c)   Services     Distribution    Other(d)    Total
Three Months Ended
 June 30, 2001
Unaffiliated revenues(a)         $48,340      $  559        $  15         $  935         $ 211     $ 50,060
Intersegment revenues(b)             138          (2)           1             46          (183)           -
  Total revenues                 $48,478      $  557        $  16         $  981         $  28     $ 50,060
Income (loss) before interest,
 minority interests and
 income taxes                    $   802      $   60        $(102)        $  142         $(109)    $    793

Six Months Ended
 June 30, 2001

Unaffiliated revenues(a)         $96,747      $1,201        $ 100         $1,868         $ 273     $100,189
Intersegment revenues(b)             237          49           (1)           126          (411)           -
  Total revenues                 $96,984      $1,250        $  99         $1,994         $(138)    $100,189
Income (loss) before interest,
 minority interests and
 income taxes                    $ 1,557      $  100        $(137)        $  335         $(267)    $  1,588

                                              Retail                   Transportation   Corporate
                               Wholesale      Energy       Broadband         and           and
(In Millions)                  Services(c)   Services(c)   Services     Distribution    Other(d)    Total
Three Months Ended
 June 30, 2000
Unaffiliated revenues            $15,632      $  409        $ 151         $  545         $ 149     $ 16,886
Intersegment revenues                335          11            -             52          (398)           -
  Total revenues                 $15,967      $  420        $ 151         $  597         $(249)    $ 16,886
Income (loss) before interest,
 minority interests and
 income taxes                    $   415      $   46        $  (8)        $  139         $  17     $    609

Six Months Ended
 June 30, 2000

Unaffiliated revenues            $27,794      $  697        $ 210         $1,144         $ 186     $ 30,031
Intersegment revenues                502          37            -             56          (595)           -
  Total revenues                 $28,296      $  734        $ 210         $1,200         $(409)    $ 30,031
Income (loss) before interest,
 minority interests and
 income taxes                    $   844      $   52        $  (8)        $  372         $ (27)    $  1,233

(a) Enron recognized revenues from transactions with unconsolidated equity affiliates of approximately $1,111 million in the first half of 2001, including $125 million related to commodity contracts entered into in the second quarter.
(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.
(c) The 2000 amounts have been restated. Prior to the restatement, Retail Energy Services reported revenues and IBIT of $840 million and $24 million, respectively, for the second quarter of 2000. Restated full year 2000 revenues and IBIT were $1,766 million and $173 million, respectively. Operating results in 2001 include servicing charges from Wholesale Services for management of Retail Services' risk management activities. These servicing charges are reflective of the applicable level of risk management services provided and have been presented on a basis consistent with how such charges are reported internally.
(d) Includes consolidating eliminations.


   Total assets by segment are as follows (in millions):

                                    June 30,  December 31,
                                      2001        2000

Wholesale Services                 $49,314      $51,099
Retail Energy Services               1,353        1,205(a)
Broadband Services                   1,453        1,337
Transportation and Distribution      8,499        8,283
Corporate and Other                  2,773        3,579
   Total Assets                    $63,392      $65,503

(a) Retail Energy Services' total assets have been restated.

7.  DERIVATIVE INSTRUMENTS

   On January 1, 2001, Enron recognized an after-tax non-cash gain of $19 million in earnings and deferred an after-tax non-cash gain of $25 million in "Accumulated Other
Comprehensive Income" (OCI), a component of shareholders' equity, and reclassified $277 million from "Long-Term Debt" to "Other Liabilities" to reflect the initial adoption of Statement of Financial Accounting Standard No. 133,
"Accounting for Derivative Instruments and Hedging
Activities" (SFAS No. 133). SFAS No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at its fair value through earnings, with special accounting permitted for certain qualifying hedges as described in the following paragraphs.

   In the ordinary course of business, Enron enters into derivative instruments, as defined in SFAS No. 133, as part of its normal risk management operations, which are subject to parameters established by Enron's Board of Directors. The adoption of SFAS No. 133 has no impact on the way Enron accounts for its risk management business activities.

   On a much more limited basis, Enron's other businesses enter into derivative instruments, such as forwards, swaps and other contracts, in order to hedge certain non-trading risks, including interest rate risk, commodity price risk and foreign currency exchange rate risk. Enron primarily uses cash flow hedges, for which Enron's objective is to provide protection against variability in cash flows due to an associated variable risk. Enron accounts for such hedging activity by initially deferring the gain or loss related to the fair value changes in derivative instruments in OCI. The deferred change in fair value is then reclassified into income concurrently with the recognition in income of the cash flow item hedged. The net after-tax amount expected to be reclassified from OCI within the next 12 months is approximately $10 million. Enron recognized a loss of approximately $13 million related to ineffectiveness in cash flow hedges. Enron has also entered into a limited number of fair value hedges to protect the fair value of certain liabilities from variability caused by fluctuations in either interest rates or foreign currency exchange rates. Enron accounts for these hedges by recognizing the fair value of both the derivative instrument and the hedged item into income concurrently. There was no material ineffectiveness in fair value hedges during the first six months of 2001. Certain of Enron's unconsolidated affiliates entered into net investment hedges to protect against the foreign currency exposure related to foreign operations. Enron recorded an increase of approximately $9 million in OCI related to such hedges in 2001. Enron also holds a limited number of derivative instruments in its non-risk management businesses, which do not meet the requirements of SFAS No. 133 for hedge accounting, but provide Enron with an economic hedge of an associated risk.

   The maximum amount of time over which cash flow exposure in forecasted transactions is hedged, excluding hedges of variable interest rate risk on existing financial instruments, is approximately 20 years. Derivative contracts are entered into with counterparties who are equivalent to investment grade. Accordingly, Enron does not anticipate any material impact to its financial position or results of operations as a result of nonperformance by the third parties on derivative instruments related to non-risk management business activities.

8.  RELATED PARTY TRANSACTIONS

   During the second quarter of 2001, Enron did not recognize any material revenues or income from transactions with the limited partnerships discussed below. Additionally, the senior officer, who previously was the general partner of these partnerships, sold all of his financial interests as of July 31, 2001, and no longer has any management responsibilities for these entities. Accordingly, such partnerships are no longer related parties to Enron.

   All transactions with these partnerships (the Partnerships) have been approved by Enron's senior risk officers as well as reviewed annually by the Board of Directors. Management believes that the terms of the transactions were reasonable compared to those which could have been negotiated with unrelated third parties.

   In the first quarter of 2001, Enron entered into transactions with the Partnerships, now unrelated, to hedge certain merchant investments and other assets. As part of these transactions, Enron has entered into agreements with entities formed in 2000 (the Entities), which included the obligation to deliver 12 million shares of Enron common stock in March 2005 (the Commitment) and entered into derivative instruments which eliminated the contingent nature of existing restricted forward contracts executed in 2000. The Commitment and the shares to be delivered under the derivative instruments are restricted through March
2005. In exchange, Enron received notes receivable from the Entities totaling approximately $827.6 million. In addition, Enron entered into share settled costless collar arrangements with the Entities on the 12 million shares of Enron common stock. Such transactions will be accounted for as equity transactions when settled. Enron received a $6.5 million note receivable from the Entities to terminate share-settled options on 7.1 million shares of Enron common stock.
The transactions resulted in non-cash increases to non-current assets and equity.

   In the first half of 2001, Enron recognized net revenues of approximately $241.1 million (of which $5.0 million related to the second quarter), primarily related to the change in the market value of derivatives instruments entered into with the Entities in 2000 to hedge certain merchant investments and other assets. Revenues recognized on the derivative instruments offset market value changes of certain merchant investments and price risk management activities. In addition, Enron and the Entities terminated certain derivative instruments (originally entered into in 2000) with a combined notional value of approximately $727.2 million. Enron received note receivables from the Entities for approximately $133.3 million related to such terminations. At June 30, 2001, cash in the Entities of $156 million was invested in Enron demand notes. Enron recognized $63 million and $10 million of interest income and interest expense, respectively, on notes receivable from and notes payable to the Entities. In the second quarter of 2001, Enron acquired investments from the Partnerships for approximately $36.6 million.

   In the first half of 2001, Enron received approximately $241.8 million from Whitewing Associates, LP (Whitewing), an unconsolidated equity affiliate, related to securitizations. In the second quarter of 2001, Enron acquired investments from Whitewing for approximately $28.8 million. No gains were recorded by Enron in connection with these transactions. Management believes that these transactions are reasonable compared to those which could have been negotiated with third parties.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                ENRON CORP. AND SUBSIDIARIES



RESULTS OF OPERATIONS

Second Quarter 2001
vs. Second Quarter 2000


   The following review of Enron's results of operations should be read in conjunction with the Consolidated
Financial Statements.

RESULTS OF OPERATIONS

Consolidated Net Income
   Enron's second quarter 2001 net income was $404 million compared to $289 million in the second quarter of 2000.
Enron's business is divided into five reporting segments including:

   Wholesale Services. Wholesale Services includes Enron's wholesale businesses around the world. Wholesale Services operates in developed markets such as North America and Europe, as well as developing or newly deregulating markets including South America and Japan.

   Retail Energy Services.  Retail Energy Services (Energy
Services) is extending Enron's energy expertise and capabilities to end-use retail customers in the industrial and commercial business sectors to manage their energy requirements and reduce their total energy costs.

   Broadband Services.  Enron's broadband services business
(Broadband Services) provides customers with broadband services, including network services intermediation and the delivery of premium content.

   Transportation and Distribution.  Transportation and
Distribution consists of Enron Transportation Services
(Transportation Services) and Portland General (PGE).
Transportation Services includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company
(Northern), Transwestern Pipeline Company (Transwestern),
Enron's 50% interest in Florida Gas Transmission Company
(Florida Gas) and Enron's interests in Northern Border
Partners, L.P. and EOTT Energy Partners, L.P. (EOTT).

   Corporate and Other.  Corporate and Other includes
Enron's investment in Azurix Corp. (Azurix), which provides water and wastewater services, results of Enron Renewable
Energy Corp., which develops and constructs wind-generated power projects, and the operations of Enron's methanol and MTBE plants as well as overall corporate activities of Enron.

   Basic and diluted earnings per share of common stock were as follows:

                                         Second Quarter
                                         2001      2000

Basic earnings per share                $0.51     $0.37

Diluted earnings per share              $0.45     $0.34

Income Before Interest, Minority Interests and Income Taxes
   The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's reporting segments (in millions):

                                         Second Quarter
                                         2001      2000

Wholesale Services                      $ 802     $ 415
Retail Energy Services                     60        46
Broadband Services                       (102)       (8)
Transportation and Distribution:
  Transportation Services                  77        77
  Portland General                         65        62
Corporate and Other                      (109)       17
  Income before interest, minority
   interests and taxes                  $ 793     $ 609

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

   The following table reflects IBIT for each of Wholesale
Services' business lines (in millions):

                                         Second Quarter
                                         2001      2000

Commodity Sales and Services             $762      $420
Assets and Investments                    134        55
Unallocated expenses                      (94)      (60)
  Income before interest, minority
   interests and taxes                   $802      $415

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

   Wholesale Services markets, transports and provides energy commodities as reflected in the following table
(including intercompany amounts):

                                                   Second Quarter
                                                   2001      2000

Physical Volumes (BBtue/d)(a)
Gas:
  North America                                   25,614    22,438
  Europe and Other                                 7,290     3,593
                                                  32,904    26,031
Transport Volumes                                    319       595
     Total Gas Volumes                            33,223    26,626
Crude Oil and Liquids                             10,054     5,048
Electricity(b)                                    31,500    15,056
     Total                                        74,777    46,730

Electricity Volumes Marketed (Thousand MWh)(c)
  North America                                  213,948   124,089
  Europe and Other                                72,704    12,912
     Total                                       286,652   137,001

Financial Settlements (Notional) (BBtue/d)       258,443   152,627

(a)  Billion British thermal units equivalent per day.
(b) Represents electricity volumes, converted to BBtue/d.
(c)  Thousand megawatt-hours.

   Earnings from commodity sales and services increased $342 million in the second quarter of 2001 as compared to the same period in 2000. The quarter over quarter increase was primarily due to increased earnings from North American and European power marketing and certain other marketing operations, partially offset by decreased North American gas marketing results. Profits from North American power marketing operations, which increased significantly, included the sale of three peaking power plants. With increased liquidity in the market, Enron can now use power purchase contracts as an alternative to the peaking plants to directly support contracts to sell power. Earnings from other wholesale marketing operations, including coal, steel and forest products, also contributed to the earnings growth of Enron's commodity sales and services business. Volumes growth, which increased 60 percent in the second quarter of 2001 as compared to the second quarter of 2000, and price volatility in the power markets were the key contributors to increased profits in the power intermediation businesses.

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

   Earnings from assets and investments increased $79 million in the second quarter of 2001 as compared to the same period in 2000 as a result of increased valuations of Wholesale Services' merchant investments, sales of interests in international energy assets and improved results from international asset operations.

   Unallocated Expenses. Net unallocated expenses such as systems expenses and performance-related costs increased in 2001 due to increased profitability and the growth of Wholesale Services' businesses.

Retail Energy Services
   Energy Services sells or manages the delivery of natural gas, electricity, liquids and other commodities to industrial and commercial customers located in North America and Europe. Energy Services also provides full energy management services. This integrated product includes the management of commodity delivery, energy information and energy assets, and price risk management activities.

   Significant components of Energy Services' results are as follows (in millions):

                                         Second Quarter
                                         2001    2000(a)

Revenues                                 $557      $420
Cost of sales                             328       295
Operating expenses                        168        83
Depreciation and amortization              10         8
Equity losses                             (13)      (18)
Other, net                                 22        30
  Income before interest, minority
   interests and taxes                   $ 60     $  46

(a) Amounts for the second quarter of 2000 have been restated. See Note 6 to the Consolidated Financial
    Statements.

   Revenues and gross margin increased $137 million and $104 million, respectively, in the second quarter of 2001 compared to the second quarter of 2000, primarily as a result of long-term energy contracts originated in 2001 and the growth of Energy Services' European operations. Operating expenses increased primarily as a result of higher employee-related costs. Equity losses for both periods reflect Energy Services' portion of losses of The New Power Company. Other, net in both the second quarter of 2001 and 2000 consisted primarily of gains associated with securitizations related to The New Power Company.

Broadband Services
   Enron is extending its market-making and risk management skills to develop the network services intermediation business that allows customers to manage unexpected fluctuation in the price, supply and demand of network-related requirements, including bandwidth and storage. The Enron Intelligent Network (the EIN), a nationwide fiber optic network, which connects 25 pooling points in North America, Europe and Japan, provides the infrastructure for Broadband Services' products. The EIN also gives Enron a bandwidth-on-demand platform that allows the delivery of high-bandwidth media-rich content. Broadband Services sells interests in certain investments and other assets to improve liquidity and overall return, the timing of which is dependent on market conditions and management's expectations of the investment's value.

   Enron is significantly modifying the cost structure of Broadband Services to correspond to slower market development and the associated lower revenue outlook. Enron will focus on the intermediation business while providing content and network services in a cost effective manner. Enron expects losses to continue through at least 2001 in the Broadband Services segment. Future profitability is dependent on the recovery of the broadband and communications sectors.

   Significant components of Broadband Services' results are as follows (in millions):

                                               Second Quarter
                                               2001       2000

Gross margin                                  $  (6)      $ 76
Operating expenses (including depreciation)      93         85
Other, net                                       (3)         1
  Loss before interest, minority interests
   and taxes                                  $(102)      $ (8)

   Gross margin decreased $82 million in the second quarter of 2001 compared to the second quarter of 2000. Weak market conditions in the broadband and communications sectors negatively impacted the 2001 gross margin. Second quarter 2000 gross margin included earnings from sales of excess dark fiber. Operating expenses (including depreciation) increased as a result of depreciation on fiber-optic related equipment placed into service in late 2000. General and administrative expenses in the second quarter of 2001 were comparable to the prior period.

Transportation and Distribution
   Transportation Services. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                         Second Quarter
                                         2001      2000

Total Volumes Transported (BBtu/d)(a)
  Northern Natural Gas                  2,908     3,237
  Transwestern Pipeline                 1,973     1,606
  Florida Gas Transmission              1,574     1,591
  Northern Border Pipeline              2,303     2,429

(a) Billion British thermal units per day.  Reflects
    100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows (in millions):

                                         Second Quarter
                                         2001      2000

Net revenues                             $121      $148
Operating expenses                         54        76
Depreciation and amortization              17        17
Equity in earnings                         16        10
Other, net                                 11        12
  Income before interest and taxes       $ 77      $ 77

   Revenues, net of cost of sales (net revenues) of Transportation Services decreased $27 million in the second quarter of 2001 as compared to the second quarter of 2000 primarily due to lower sales of gas storage inventory by Northern, partially offset by increased storage revenues received by Northern and increased revenues generated by Transwestern from transportation and operational gas sales. Operating Expenses decreased $22 million primarily as a result of decreased overhead costs and the timing of other pipeline expenses. Equity in earnings increased $6 million in the second quarter of 2001 as compared to the same period in 2000 primarily due to improved operating results from EOTT and Florida Gas.

   Portland General. Statistics for PGE for the second quarter of 2001 and 2000 are as follows:

                                               Second Quarter
                                               2001      2000

Electricity Sales (Thousand MWh)
  Residential                                 1,548     1,480
  Commercial                                  1,785     1,769
  Industrial                                  1,139     1,235
     Total Retail                             4,472     4,484
  Wholesale                                   3,035     4,909
     Total Electricity Sales                  7,507     9,393

Average Billed Revenue (cents per kWh)        10.95      4.51

Resource Mix
  Coal                                           12%        7%
  Combustion Turbine                             17         6
  Hydro                                           7         7
     Total Generation                            36        20
  Firm Purchases                                 58        74
  Secondary Purchases                             6         6
     Total Resources                            100%      100%

Average Variable Power Cost (Mills/kWh)(a)     83.6      26.9

Retail Customers (end of period, thousands)     730       726

(a)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                         Second Quarter
                                         2001      2000

Revenues                                 $831      $431
Purchased power and fuel                  624       252
Operating expenses                         94        76
Depreciation and amortization              55        46
Other, net                                  7         5
   Income before interest and taxes      $ 65      $ 62

   Revenues, net of purchased power and fuel costs, increased $28 million in the second quarter of 2001 as compared to the second quarter of 2000. The increase was due to higher profits from wholesale power sales, partially offset by increased power costs resulting from general market conditions, including lower hydroelectric generation. Operating expenses increased primarily as a result of higher maintenance costs and increased regulatory and overhead expenses. Depreciation and amortization increased in 2001 primarily as a result of increased regulatory amortization.

Corporate and Other
   Corporate and Other realized a loss before interest, minority interests and taxes of $109 million in the second quarter of 2001 while reporting IBIT of $17 million in the second quarter of 2000. Second quarter 2001 results include higher unallocated corporate-wide expenses and decreased earnings from non-core businesses, including Azurix.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $9 million and $13 million for the second quarter of 2001 and 2000, respectively. Net expense increased $19 million in the second quarter of 2001 as compared to the same period of 2000, primarily due to increased debt levels.

Minority Interests
   Minority interests decreased $9 million to $30 million in the second quarter of 2001 compared to the same period in 2000, primarily due to lower earnings from South American operations and the impact of lower interest rates on certain majority-owned limited partnerships.

Income Tax Expense
   Income taxes increased during the second quarter of 2001 as compared to the second quarter of 2000 primarily as a result of increased pretax earnings. The projected effective tax rate for 2001 is lower than the statutory rate mainly due to equity earnings, foreign tax rate differential and differences between the book and tax basis of certain assets and stock sales.


RESULTS OF OPERATIONS

Six Months Ended June 30, 2001
vs. Six Months Ended June 30, 2000


RESULTS OF OPERATIONS

Consolidated Net Income
   Enron reported net income of $810 million (excluding a gain of $19 million related to the cumulative effect of accounting changes) for the first six months of 2001 compared to $627 million during the same period in 2000.

   Basic and diluted earnings per share of common stock were as follows:

                                           Six Months Ended
                                               June 30,
                                            2001      2000

Basic earnings per share:
  Before cumulative effect of accounting
   changes                                  $1.02     $0.80
  Cumulative effect of accounting changes    0.02         -
Reported basic earnings per share           $1.04     $0.80

Diluted earnings per share:
  Before cumulative effect of accounting
   changes                                  $0.92     $0.73
  Cumulative effect of accounting changes    0.02         -
Reported diluted earnings per share         $0.94     $0.73

Income Before Interest, Minority Interests and Income Taxes
   The following table presents IBIT for each of Enron's reporting segments (in millions):

                                        Six Months Ended
                                            June 30,
                                         2001      2000

Wholesale Services                     $1,557    $  844
Retail Energy Services                    100        52
Broadband Services                       (137)       (8)
Transportation and Distribution:
  Transportation Services                 210       205
  Portland General                        125       167
Corporate and Other                      (267)      (27)
  Income before interest, minority
   interests and taxes                 $1,588    $1,233

Wholesale Services
   The following table reflects IBIT for each of Wholesale
Services' business lines (in millions):

                                        Six Months Ended
                                            June 30,
                                         2001      2000

Commodity Sales and Services           $1,547     $ 676
Assets and Investments                    193       275
Unallocated expenses                     (183)     (107)
  Income before interest, minority
   interests and taxes                 $1,557     $ 844

   The following discussion analyzes the contributions to IBIT for each of the business lines.

   Commodity Sales and Services. Wholesale Services markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):

                                                  Six Months Ended
                                                      June 30,
                                                   2001      2000

Physical Volumes (BBtue/d)(a)
Gas:
  North America                                   26,430    21,523
  Europe and Other                                 7,991     3,031
                                                  34,421    24,554
Transport Volumes                                    412       526
     Total Gas Volumes                            34,833    25,080
Crude Oil and Liquids                              8,454     5,591
Electricity(b)                                    28,677    13,613
     Total                                        71,964    44,284

Electricity Volumes Marketed (Thousand MWh)(c)
  North America                                  410,012   226,992
  Europe and Other                               109,042    20,756
     Total                                       519,054   247,748

Financial Settlements (Notional) (BBtue/d)       280,447   147,247

(a)  Billion British thermal units equivalent per day.
(b) Represents electricity volumes, converted to BBtue/d.
(c)  Thousand megawatt-hours.

   Earnings from commodity sales and services increased $871 million in the first half of 2001 as compared to the same period in 2000. The increase was primarily due to significantly higher earnings from North American power marketing operations and increased earnings from North American gas marketing and European power marketing.
Profits from North American power marketing operations included the sale of five peaking power plants. Earnings from other wholesale marketing operations, including coal, steel, weather and forest products, also contributed to the earnings growth of Enron's commodity sales and services business. Volumes growth, which increased 63 percent in the first half of 2001 as compared to the first half of 2000, and price volatility in both the power and gas markets were the key contributors to increased profits in the power and gas intermediation businesses.

   Assets and Investments. Earnings from assets and investments decreased $82 million in the second quarter of 2001 as compared to the same period in 2000 primarily as a result of a decrease in the value of Wholesale Services' merchant investments. Earnings from international asset operations were comparable to 2000 levels.

   Unallocated Expenses. Net unallocated expenses such as systems expenses and performance-related costs increased in 2001 due to increased profitability and the growth of Wholesale Services' businesses.

Retail Energy Services
   Significant components of Energy Services' results are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         2001    2000(a)

Revenues                               $1,250      $734
Cost of sales                             823       529
Operating expenses                        332       169
Depreciation and amortization              19        17
Equity loss                               (28)      (17)
Other, net                                 52        50
  Income before interest, minority
   interests and taxes                  $ 100     $  52

(a) Amounts for 2000 have been restated. See Note 6 to the Consolidated Financial Statements.

   Revenues and gross margin increased $516 million and $222 million, respectively, in the first half of 2001 compared to the first half of 2000, primarily as a result of long-term energy contracts originated in 2001 and the growth of Energy Services' European operations. Operating expenses increased primarily as a result of higher employee-related costs. Equity losses for both periods reflect Energy Services' portion of losses of The New Power Company. Other, net in 2001 and 2000 consisted primarily of gains associated with securitizations related to The New Power Company.

Broadband Services

                                              Six Months Ended
                                                  June 30,
                                               2001      2000

Gross margin                                  $  48     $ 127
Operating expenses (including depreciation)     185       137
Other, net                                        -         2
  Loss before interest, minority
 interests and taxes                          $(137)    $  (8)

   Gross margin decreased $79 million in the first half of 2001 compared to the same period of 2000. Weak market conditions in the broadband and communications sectors negatively impacted the 2001 gross margin. Gross margin for 2001 included the realized appreciation associated with a portion of Enron's broadband content delivery platform while gross margin for the first half of 2000 primarily reflects earnings from sales of excess dark fiber and an increase in the market value of Broadband Services' merchant investments. Operating expenses increased due to higher employee-related costs and depreciation on fiber-optic related equipment placed into service in late 2000.

Transportation and Distribution
   Transportation Services. The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.

                                        Six Months Ended
                                            June 30,
                                         2001      2000

Total Volumes Transported (BBtu/d)(a)
  Northern Natural Gas                  3,327     3,691
  Transwestern Pipeline                 1,859     1,584
  Florida Gas Transmission              1,404     1,571
  Northern Border Pipeline              2,396     2,447

(a) Billion British thermal units per day.  Reflects
    100% of each entity's throughput volumes. Florida Gas and Northern Border Pipeline are unconsolidated equity affiliates.

   Significant components of IBIT are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         2001      2000

Net revenues                             $364      $349
Operating expenses                        161       141
Depreciation and amortization              34        33
Equity in earnings                         30        17
Other, net                                 11        13
  Income before interest and taxes       $210      $205

   Revenues, net of cost of sales (net revenues) of Transportation Services increased $15 million in the first half of 2001 as compared to the first half of 2000 primarily due to increased revenues generated by Transwestern from transportation and operational gas sales and increased storage revenues received by Northern, partially offset by lower sales of gas storage inventory by Northern. Operating Expenses increased $20 million primarily as a result of higher gas prices and other costs associated with the volumes transported by Transwestern and other pipeline expenses. Equity in earnings increased $13 million in the first half of 2001 as compared to the same period in 2000 primarily due to improved operating results from EOTT and Florida Gas.

   Portland General. Statistics for PGE for the first half of 2001 and 2000 are as follows:

                                              Six Months Ended
                                                  June 30,
                                               2001      2000

Electricity Sales (Thousand MWh)(a)
  Residential                                  3,719     3,841
  Commercial                                   3,605     3,641
  Industrial                                   2,339     2,404
     Total Retail                              9,663     9,886
  Wholesale                                    5,774     9,190
     Total Electricity Sales                  15,437    19,076

Average Billed Revenue (cents per kWh)         10.22      4.25

Resource Mix
  Coal                                            14%       10%
  Combustion Turbine                              17         8
  Hydro                                            6         8
     Total Generation                             37        26
  Firm Purchases                                  56        68
  Secondary Purchases                              7         6
     Total Resources                             100%      100%

Average Variable Power Cost (Mills/kWh)(b)      77.6      23.8

Retail Customers (end of period, thousands)      730       726

(a)  Thousand megawatt-hours.
(b)  Mills (1/10 cent) per kilowatt-hour.

   Significant components of IBIT are as follows (in millions):

                                        Six Months Ended
                                            June 30,
                                         2001      2000

Revenues                               $1,598      $828
Purchased power and fuel                1,206       454
Operating expenses                        161       154
Depreciation and amortization             106        92
Other, net                                  -        39
  Income before interest and taxes     $  125      $167

   Revenues, net of purchased power and fuel costs, increased $18 million in the first six months of 2001 as compared to the same period of 2000. The increase was due to higher wholesale power sales, partially offset by increased power costs resulting from general market conditions, including lower hydroelectric generation and higher gas prices. Operating expenses increased primarily as a result of higher maintenance costs and increased regulatory expenses. Depreciation and amortization increased in 2001 primarily as a result of increased regulatory amortization. Other, net in 2000 was favorably impacted by certain regulatory events.

Corporate and Other
   Corporate and Other realized a loss before interest, minority interests and taxes of $267 million in the first six months of 2001 compared to a loss of $27 million in the first six months of 2000. The 2001 results include higher unallocated corporate-wide expenses and decreased earnings from non-core businesses, including Azurix.

Interest and Related Charges, net
   Interest and related charges, net, is reported net of interest capitalized of $24 million and $26 million for the first half of 2001 and 2000, respectively. Net expense increased $59 million in the first half of 2001 as compared to the same period of 2000, primarily due to increased debt levels.

Income Tax Expense
   Income taxes increased during the first half of 2001 as compared to the first half of 2000 primarily as a result of increased pretax earnings. The projected effective tax rate for 2001 is lower than the statutory rate mainly due to equity earnings, foreign tax rate differential and differences between the book and tax basis of certain assets and stock sales.

   Enron recorded tax benefits in shareholders' equity related to stock options exercised by employees of approximately $162 million in the first half of 2001.

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

NEW ACCOUNTING PRONOUNCEMENTS

   In July 2001, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard
(SFAS) No. 142, "Goodwill and Other Intangible Assets."
SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets.

   The pronouncement requires entities to discontinue the amortization of goodwill, reallocate all existing goodwill among its reporting segments based on criteria set by SFAS
No. 142 and perform initial impairment tests by applying a fair-value-based analysis on the goodwill in each reporting segment. Any impairment at the initial adoption date shall be recognized as the effect of a change in accounting principle. Subsequent to the initial adoption, goodwill shall be tested for impairment annually or more frequently if circumstances indicate a possible impairment.

   Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS
No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill. At June 30, 2001, Enron's goodwill related to consolidated entities was approximately $3.5 billion. Estimated annual amortization of such goodwill is approximately $100 million. Enron is in the process of evaluating the application of SFAS No. 142.

FINANCIAL CONDITION

Cash Flows
                                       Six Months Ended
                                            June 30,
(In Millions)                           2001      2000

Cash provided by (used in):
   Operating activities:
     Operating activities excluding
      net margin deposit activity     $ 1,005   $  (197)
      Net margin deposit activity      (2,342)     (350)
        Operating activities          $(1,337)  $  (547)

   Investing activities               $(1,161)  $(2,254)
   Financing activities                 1,971     3,231

   Cash used in operating activities totaled $1,337 million in the first half of 2001 as compared to $547 million in the same period last year. Cash used in operating activities in the first half of 2001 reflects cash provided by operations and price risk management activities, offset by net cash used related to margin deposit activity. Excluding net margin deposit activity, cash provided by operating activity was $1,005 million. Enron received significant cash deposits as credit collateral during the fourth quarter of 2000 resulting from volatility in the power and gas markets. During the first six months of 2001, net deposits of $2,342 million were returned as volatility in the commodity prices have declined. Net cash used in operating activities in the first half of 2000 primarily reflects net cash used in acquiring merchant assets and investments and working capital requirements. Management anticipates cash from operating activities in the second half of 2001 to be positively impacted by reduced working capital requirements and overall operating activities.

   Cash used in investing activities totaled $1,161 million in the first six months of 2001 as compared to $2,254 million in the same period of 2000. Cash used in the first six months of 2001 reflects investments in unconsolidated equity affiliates and capital expenditures. Investments in unconsolidated equity affiliates in 2001 include the acquisition of a company whose assets include a newsprint mill and related assets, a power generation related entity and the purchase of all publicly traded shares of Azurix
Corp.  Capital expenditures in 2001 related to Wholesale
Services' energy network.

   Cash provided by financing activities totaled $1,971 million in the first half of 2001 as compared to $3,231 million during the same period of 2000. The first half of 2001 includes the net issuances of short- and long-term debt of $2,251, partially offset by payments of dividends.

   Enron is able to fund its normal working capital requirements mainly through operations or, when necessary, through the utilization of credit facilities and its ability to sell commercial paper and accounts receivable. Enron has classified as short term, approximately $1.25 billion of notes payable that is convertible at the option of the noteholder into Enron Corp common stock. Proceeds, the amount which is based on the market price of Enron common stock for any conversion, may be paid either in cash or in Enron common stock, depending on Enron's stock price at the date of conversion. Based on current conditions, management does not anticipate any of the notes to be converted.

CAPITALIZATION

     Total capitalization at June 30, 2001 was $27.9 billion. Debt as a percentage of total capitalization increased to 46.0% at June 30, 2001 as compared to 40.9% at December 31, 2000. The increase in the ratio reflects increased debt levels, including the issuance in January
2001 of $1.25 billion of notes payable and increased net short-term borrowings in 2001, and the impact of the decline in value of certain foreign currencies, partially offset by earnings.

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

     Enron's value at risk for trading commodity price risk increased to $79 million at June 30, 2001 as compared to $66 million at December 31, 2000. This increase is attributable to increased price volatility both in the gas and power markets combined with increased activity in anticipation of the peak summer season.

   Enron's value at risk for trading equity declined $11 million in the first six months of 2001 primarily as a result of sales of merchant investments and decreased volatility.

   In addition, value at risk for non-trading interest rate risk increased by $11 million in the first six months of 2001. This increase is a result of contracts to hedge interest rate risks associated with Yen-denominated notes issued by Enron during the second quarter of 2001.

INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   This Report and the Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in these documents are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the Transportation Services, extension of Enron's business model to new markets and industries, demand in the market for broadband services and high bandwidth applications, transaction volumes in the U.S. power market, commencement of commercial operations of new power plants and pipeline projects, completion of the sale of certain assets and growth in the demand for retail energy outsourcing solutions. When used in this document, the words "anticipate," "believe," "estimate," "expects," "intend," "may," "project," "plan," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Enron believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include success in marketing natural gas and power to wholesale customers; the ability of Enron to penetrate new retail natural gas and electricity markets (including energy outsourcing markets) in the United States and foreign jurisdictions; development of Enron's broadband network and customer demand for intermediation and content services; the timing, extent and market effects of deregulation of energy markets in the United States, including the current energy market conditions in California, and in foreign jurisdictions;
other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; political developments in foreign countries;
the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the extent of success in acquiring oil and gas properties and in discovering, developing, producing and marketing reserves; the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects; the effectiveness of Enron's risk management activities; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and Enron's ability to maintain the credit ratings for its unsecured senior long-term debt obligations.

                 PART II.  OTHER INFORMATION
                ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

   See Part I. Item 1, Note 3 to Consolidated Financial
Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 4. Submission of Matters to a Vote of Security Holders

   The Annual Meeting of Shareholders of Enron Corp. was held on May 1, 2001 in Houston, Texas, for the purposes of electing a board of directors; approving a proposed amendment to Enron's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of Common Stock from 1,200,000,000 to 2,400,000,000, contingent upon certain conditions; approving the Amended and Restated Enron Corp. 1991 Stock Plan (as amended and restated effective May 1, 2001); the appointment of auditors and voting on certain shareholder proposals described below. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to management's nominees.

(a) All of management's nominees for directors as listed in the proxy statement were elected with the following vote:

  Nominee                 Shares FOR    Shares WITHHELD

Robert A. Belfer          639,538,731      6,982,509
Norman P. Blake, Jr.      640,117,095      6,404,145
Ronnie C. Chan            546,486,640    100,034,600
John H. Duncan            639,626,643      6,894,597
Wendy L. Gramm            631,721,679     14,799,561
Robert K. Jaedicke        639,767,551      6,753,689
Kenneth L. Lay            640,098,009      6,423,231
Charles A. LeMaistre      639,416,086      7,105,154
John Mendelsohn           639,844,439      6,676,801
Paulo V. Ferraz Pereira   640,071,804      6,449,436
Frank Savage              639,970,208      6,551,032
Jeffrey K. Skilling       640,118,885      6,402,355
John Wakeham              633,943,112     12,578,128
Herbert S. Winokur, Jr.   640,043,939      6,477,301

(b) The proposal, contingent upon Enron declaring a stock split of at least 2-for-1 on or before May 1, 2003, to amend Enron's Amended and Restated Articles of Incorporation to increase the total number of authorized shares of Common Stock from 1,200,000,000 to 2,400,000,000 was approved by the following vote:

  Shares FOR     Shares AGAINST     Shares ABSTAINING
  634,485,158       8,355,896           3,680,186

(c)  The Amended and Restated Enron Corp. 1991 Stock Plan
(as amended and restated effective May 1, 2001) was approved by the following vote:

  Shares FOR     Shares AGAINST     Shares ABSTAINING
  572,910,613       68,211,644          5,398,983

(d) The appointment of Arthur Andersen LLP as independent auditor was approved by the following vote:

  Shares FOR     Shares AGAINST     Shares ABSTAINING
  639,400,879       3,661,979           3,458,382

(e) The votes cast for the proposals from Brent Blackwelder, Dianne Burnham, Hildegarde Hannum, and Eleanor MacCracken (collectively, "Friends of the Earth"); General Board of Pension and Health Benefits of The United Methodist Church; Solidago Foundation; Agape Foundation; and Domini Social Investments were as follows:

   Shares FOR     Shares AGAINST    Shares ABSTAINING
   38,976,823      457,230,799         39,138,546


ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

   Exhibit 12  Computation of Ratio of Earnings to Fixed Charges

(b)  Reports on Form 8-K

   None.

                         SIGNATURES



   Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ENRON CORP.
                               (Registrant)


Date:  August 14, 2001     By: RICHARD A. CAUSEY
                               Richard A. Causey
                               Executive Vice President and Chief
                                Accounting Officer
                               (Principal Accounting Officer)