Form 10-Q
period 2001-09-30
ENRON CORP/OR/
filed 2001-11-19
CIK 1024401

                      UNITED STATES SECURITIES AND EXCHANGE
                                   COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2001



                         Commission File Number 1-13159
                                   ENRON CORP.
             (Exact name of registrant as specified in its charter)


               Oregon                                      47-0255140
---------------------------------------------    -------------------------------
  (State or other jurisdiction of                (I.R.S. Employer Identification
   incorporation or organization)                           Number)


          Enron Building
        1400 Smith Street
         Houston, Texas                                     77002
---------------------------------------------    -------------------------------
   (Address of principal executive                        (Zip Code)
             offices)


                                 (713) 853-6161
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]


       Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at October 31, 2001
----------------------------------------        -------------------------------

  Common Stock, No Par Value                           743,904,638 shares



                                     1 OF 75

                          ENRON CORP. AND SUBSIDIARIES

                                TABLE OF CONTENTS


                                                                                        Page No.
                                                                                        --------
EXPLANATORY NOTE                                                                              3

PART I. FINANCIAL INFORMATION



       ITEM 1.      Financial Statements

              Consolidated Income Statement - Three
                    Months Ended September 30, 2001 and 2000 and
                    Nine Months Ended September 30, 2001 and 2000                             4
              Consolidated Balance Sheet - September 30, 2001
                    and December 31, 2000                                                     5
              Consolidated Statement of Cash Flows - Nine
                    Months Ended September 30, 2001 and 2000                                  7
              Notes to Consolidated Financial Statements                                      8

       ITEM 2.      Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                            43

PART II. OTHER INFORMATION

       ITEM 1.      Legal Proceedings                                                        74

       ITEM 6.      Exhibits and Reports on Form 8-K                                         74

                                EXPLANATORY NOTE


    As explained in a November 8, 2001 Form 8-K filed by Enron Corp. (Enron) with the Securities and Exchange Commission (SEC), Enron will be filing restated consolidated financial statements for the fiscal years ended December 31, 1997 through 2000 and for the first and second quarters of 2001 but it has not yet done so. As a result, the previously issued financial statements for these periods and the audit reports covering the year-end financial statements for 1997 through 2000 should not be relied upon. In addition, as discussed in Note 2 herein, Enron's Board of Directors has formed a Special Committee to conduct an independent investigation and review of transactions between Enron and certain related parties. The Special Committee has retained the law firm of Wilmer, Cutler & Pickering (Wilmer, Cutler) as its counsel. Wilmer, Cutler has retained Deloitte & Touche LLP to provide related accounting advice to the law firm. The Special Committee began its review on October 26, 2001. Management believes that, based on information currently available to it, the consolidated financial statements set forth herein were compiled in accordance with generally accepted accounting principles and fairly depict the financial condition and results of operations of Enron, and include adjustments designed to capture the anticipated restatements. Information gathered during the Special Committee's investigation, however, may impact the unaudited results set forth herein, including the adjustments designed to reflect the necessary restatements as well as the information set forth in the November 8, 2001 Form 8-K. In addition, Enron has been advised by Arthur Andersen LLP, Enron's independent auditors, that, due to their need to complete review procedures and the ongoing Special Committee investigation, Arthur Andersen LLP is unable at this time to finalize its review of Enron's consolidated financial statements set forth herein in accordance with established professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, which review is required by Rule 10-01(d) of Regulation S-X.

                          PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS
                          ENRON CORP. AND SUBSIDIARIES
                          CONSOLIDATED INCOME STATEMENT
                     (In Millions, Except Per Share Amounts)
                                   (Unaudited)


                                                                       Three Months Ended                  Nine Months Ended
                                                                          September 30,                      September 30,
                                                                 -------------------------------------------------------------------
                                                                     2001              2000             2001              2000
                                                                 -------------------------------------------------------------------
                                                                                     Restated         Restated          Restated
                                                                                    See Note 3       See Note 3        See Note 3
Revenues                                                             $46,877          $29,834          $138,718          $59,887
                                                                     -----------------------------------------------------------
Costs and Expenses
     Cost of gas, electricity and other products                      45,742           28,036           133,762           55,494
     Operating expenses                                                  929              943             2,942            2,340
     Depreciation, depletion and amortization                            293              257               746              617
     Investment losses                                                   768                -               768                -
     Taxes, other than income taxes                                       62               65               228              190
                                                                     -----------------------------------------------------------
                                                                      47,794           29,301           138,446           58,641
                                                                     -----------------------------------------------------------

Operating Income (Loss)                                                 (917)             533               272            1,246
Other Income and Deductions
     Equity in earnings (losses) of unconsolidated
      affiliates                                                         194               72               440              246
     Gains (losses) on sales of non-merchant assets                       (1)              45                49              135
     Interest income                                                      91               50               237              121
     Other income (loss), net                                            (33)             (21)              (17)              60
                                                                     -----------------------------------------------------------
Income (Loss) Before Interest, Minority
 Interests and Income Taxes                                             (666)             679               981            1,808
Interest and Related Charges, net                                        201              259               630              643
Dividends on Company-Obligated Preferred
 Securities of Subsidiaries                                               20               20                56               59
Minority Interests                                                        33               24                90              115
Income Tax Expense (Benefit)                                            (276)              73                (1)             194
                                                                     -----------------------------------------------------------
Net Income (Loss) Before Cumulative Effect
 of Accounting Changes                                                  (644)             303               206              797
Cumulative Effect of Accounting Changes,
 net of tax                                                                -                -                19                -
                                                                     -----------------------------------------------------------
Net Income (Loss)                                                       (644)             303               225              797
Preferred Stock Dividends                                                 20               21                61               62
                                                                     -----------------------------------------------------------
Earnings (Loss) on Common Stock                                      $  (664)         $   282          $    164          $   735
                                                                     ===========================================================

Earnings (Loss)Per Share of Common Stock
     Basic
         Before Cumulative Effect of Accounting
          Changes                                                  $ (0.87)          $  0.39         $   0.19           $  1.02
         Cumulative Effect of Accounting Changes                           -                -            0.03                  -
                                                                     -----------------------------------------------------------
              Basic Earnings (Loss) per Share                      $ (0.87)          $  0.39         $   0.22           $  1.02
                                                                   =============================================================
     Diluted
         Before Cumulative Effect of Accounting
          Changes                                                  $ (0.87)          $  0.35         $   0.18           $  0.94
         Cumulative Effect of Accounting Changes                           -                -            0.02                  -
                                                                     -----------------------------------------------------------
              Diluted Earnings (Loss) per Share                    $ (0.87)          $  0.35         $   0.20           $  0.94
                                                                   =============================================================

Average Number of Common Shares Used in
 Computation
     Basic                                                               761              729               753              719
                                                                   =============================================================
     Diluted                                                             761              858               806              848
                                                                   =============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 (In Millions)
                                  (Unaudited)

                                                                                          September 30,         December 31,
                                                                                              2001                  2000
                                                                                      ------------------------------------------
                                                                                                                  Restated
                                                                                                                 See Note 3
ASSETS

Current Assets
     Cash and cash equivalents                                                              $ 1,001               $ 1,240
     Trade receivables (net of allowance for doubtful
      accounts of $437 and $35, respectively)                                                 9,208                10,491
     Other receivables                                                                        1,231                 1,559
     Assets from price risk management activities                                             9,041                12,018
     Inventories                                                                                836                   953
     Deposits                                                                                 2,543                 2,433
     Other                                                                                      987                 1,333
                                                                                            -----------------------------
         Total Current Assets                                                                24,847                30,027
                                                                                            -----------------------------
Investments and Other Assets
     Investments in and advances to unconsolidated
      affiliates                                                                              7,131                 5,599
     Assets from price risk management activities                                             9,687                 8,990
     Goodwill                                                                                 3,548                 3,720
     Other                                                                                    5,655                 4,857
                                                                                            -----------------------------
         Total Investments and Other Assets                                                  26,021                23,166
                                                                                            -----------------------------
Property, Plant and Equipment, at cost
     Natural gas transmission                                                                 6,311                 6,916
     Electric generation and distribution                                                     3,589                 4,766
     Fiber-optic network and equipment                                                          728                   350
     Construction in progress                                                                 1,135                 1,161
     Other                                                                                    2,860                 2,256
                                                                                            -----------------------------
                                                                                             14,623                15,449
     Less accumulated depreciation, depletion
      and amortization                                                                        3,708                 3,716
                                                                                            -----------------------------
         Net Property, Plant and Equipment                                                   10,915                11,733
                                                                                            -----------------------------

Total Assets                                                                                $61,783               $64,926
                                                                                            =============================


The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                  (In Millions)
                                   (Unaudited)

                                                                                          September 30,         December 31,
                                                                                              2001                  2000
                                                                                      ------------------------------------------
                                                                                                                  Restated
                                                                                                                 See Note 3
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                                       $ 7,787               $ 9,577
     Liabilities from price risk management activities                                        8,893                10,495
     Short-term debt                                                                          6,434                 2,192
     Customers' deposits                                                                      1,770                 4,277
     Other                                                                                    2,121                 2,200
                                                                                            -----------------------------
         Total Current Liabilities                                                           27,005                28,741
                                                                                            -----------------------------

Long-Term Debt                                                                                6,544                 8,665
                                                                                            -----------------------------

Deferred Credits and Other Liabilities
     Deferred income taxes                                                                    1,947                 1,679
     Liabilities from price risk management activities                                        9,847                 9,519
     Other                                                                                    3,552                 2,692
                                                                                            -----------------------------
         Total Deferred Credits and Other Liabilities                                        15,346                13,890
                                                                                            -----------------------------

Minority Interests                                                                            2,387                 2,437
                                                                                            -----------------------------

Company-Obligated Preferred Securities of Subsidiaries                                          903                   904
                                                                                            -----------------------------

Shareholders' Equity
     Second preferred stock, cumulative, no par value                                           115                   124
     Mandatorily Convertible Junior Preferred Stock,
      Series B, no par value                                                                  1,000                 1,000
     Common stock, no par value (net of notes receivable
      of none and $172, respectively)                                                         8,132                 7,926
     Retained earnings                                                                        2,495                 2,613
     Accumulated other comprehensive income                                                  (1,527)               (1,198)
     Common stock held in treasury                                                             (477)                  (28)
     Restricted stock and other                                                                (140)                 (148)
                                                                                            -----------------------------
         Total                                                                                9,598                10,289
                                                                                            -----------------------------

Total Liabilities and Shareholders' Equity                                                  $61,783               $64,926
                                                                                            =============================


The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON CORP. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In Millions)
                                   (Unaudited)


                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                        --------------------------------------
                                                                                               2001                 2000
                                                                                        --------------------------------------
                                                                                                                  Restated
                                                                                                                 See Note 3
Cash Flows From Operating Activities
Reconciliation of net income to net cash
 provided by (used in) operating activities
     Net income                                                                               $   225             $   797
     Cumulative effect of accounting changes, net of tax                                          (19)                  -
     Depreciation, depletion and amortization                                                     746                 617
     Deferred income taxes                                                                       (134)                  8
     Gains on sales of non-merchant assets                                                        (49)               (135)
     Investment losses                                                                            768                   -
     Changes in components of working capital:
         Net margin deposit activity                                                           (2,349)                541
         Other working capital                                                                   (312)               (580)
     Net assets from price risk management activities                                             190                (830)
     Merchant assets and investments:
         Realized (gains) losses on sales                                                         (48)                  6
         Proceeds from sales                                                                      643                 728
         Additions                                                                               (663)             (1,418)
         Unrealized losses                                                                        241                 129
     Other, net                                                                                     8                 264
                                                                                              ---------------------------
Net Cash Provided by (Used in) Operating Activities                                              (753)                127
                                                                                              ---------------------------
Cash Flows From Investing Activities
     Capital expenditures                                                                      (1,584)             (1,539)
     Equity investments                                                                        (1,172)               (858)
     Proceeds from sales of non-merchant assets                                                 1,711                 222
     Acquisition of subsidiary stock                                                                -                (485)
     Business acquisitions, net of cash acquired                                                  (82)               (773)
     Other investing activities                                                                  (239)               (147)
                                                                                              ---------------------------
Net Cash Used in Investing Activities                                                          (1,366)             (3,580)
                                                                                              ---------------------------
Cash Flows From Financing Activities
     Issuance of long-term debt                                                                 4,060               2,725
     Repayment of long-term debt                                                               (3,903)               (579)
     Net increase in short-term borrowings                                                      2,365               1,694
     Issuance of common stock                                                                     199                 182
     Net redemption of company-obligated preferred
      securities of subsidiaries                                                                    -                 (95)
     Dividends paid                                                                              (394)               (396)
     Net (acquisition) disposition of treasury stock                                             (398)                354
     Other financing activities                                                                   (49)                (12)
                                                                                              ---------------------------
Net Cash Provided by Financing Activities                                                       1,880               3,873
                                                                                              ---------------------------
Increase (Decrease) in Cash and Cash Equivalents                                                 (239)                420
Cash and Cash Equivalents, Beginning of Period                                                  1,240                 333
                                                                                              ---------------------------
Cash and Cash Equivalents, End of Period                                                      $ 1,001             $   753
                                                                                              ===========================

Changes in Components of Other Working Capital
     Receivables                                                                              $   987             $(3,363)
     Inventories                                                                                    1                 339
     Payables                                                                                  (1,764)              2,899
     Other                                                                                        464                (455)
                                                                                              ---------------------------
         Total                                                                                $  (312)            $  (580)
                                                                                              ===========================

The accompanying notes are an integral part of these consolidated financial statements.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

       As discussed in Note 3, on November 8, 2001, Enron Corp. (Enron) announced that it will restate its Consolidated Financial Statements for the years ended December 31, 1997 through 2000 and for the first and second quarters of 2001. As a result, the previously-issued financial statements for these periods and the audit reports covering the year-end financial statements for 1997 through 2000 should not be relied upon.

       As further discussed in Note 2, the Securities and Exchange Commission
(SEC) has opened a formal investigation of certain related party transactions. Additionally, Enron's Board of Directors (Board) has formed a special committee (Special Committee) to conduct an independent investigation and review of transactions between Enron and certain related parties. The Special Committee also was charged with taking any disciplinary action that it deems appropriate, communicating with the SEC and recommending to the Board any other appropriate actions. The duration of the SEC and Special Committee investigations, and the ultimate results of those investigations, have not yet been determined.

       The consolidated financial statements included herein have been prepared by Enron without audit pursuant to the rules and regulations of the SEC. Contrary to the rules of the SEC, the Consolidated Financial Statements included herein have not been reviewed by an independent public accountant using professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, because of the ongoing investigation by the Special Committee, as discussed above, and the need of Arthur Andersen LLP, Enron's independent auditors, to complete their review procedures.

       These statements reflect all adjustments (consisting of the anticipated restatement items discussed in Note 3, and normal recurring entries) which are, in the opinion of management, necessary for a fair statement of the financial results for the interim periods. The Consolidated Financial Statements included herein have been adjusted to reflect the impacts of the anticipated restatements discussed in Note 3 based on Enron's current understanding of the relevant facts as of the date of filing of this report. For the impacts on Enron's Consolidated Financial Statements for the years ended December 31, 1997 through 2000 and for the first and second quarters of 2001, see Note 3. It is possible that the investigation by the Special Committee will identify additional or different information concerning these matters which may require additional or different restatements. Accordingly, Enron will not file amendments to its annual reports on Forms 10-K for the years ended December 31, 1997 through 2000, or its quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 to reflect the restatements of Enron's Consolidated Financial Statements until the Special Committee has completed its investigation.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

       Consistent with SEC requirements for interim reporting, certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Enron believes that the disclosures are adequate to make the information presented not misleading.

       Certain reclassifications have been made in the 2000 amounts to conform with the 2001 presentation.

2.     RECENT EVENTS

       FINANCIAL CONDITION. Following Enron's announcement of its third quarter 2001 results on October 16, 2001, there was a significant decrease in Enron's common share price and subsequent decreases in the credit ratings of Enron's long-term debt to BBB- and Baa3 (the lowest level of investment grade) with a warning that further downgrades were possible. This situation resulted in a loss of investor confidence and significantly affected Enron's ability to raise capital.

       Maintaining an investment grade credit rating is a critical element in maintaining liquidity for Enron's wholesale business which, together with the natural gas pipeline operations and the retail business, comprise Enron's core businesses discussed below. As a part of their standard contractual arrangements, Enron and its trading counterparties regularly post cash deposits or letters of credit to collateralize a portion of their trading obligations.
A downgrade to below investment grade could lead to a substantial increase in the level of cash required for collateral and margin deposits with Enron's wholesale trading partners. Additionally, Enron and its subsidiaries have outstanding surety bonds and other instruments related to construction projects and other performance obligations. Under certain circumstances, the issuers of such sureties may request collateral.

       Liquidity Actions. Enron has implemented a financial strategy to restore investor confidence and will continue its initiatives in this regard. Enron has taken the following steps to assure its customers and investors that it can fulfill its commitments in the ordinary course of business:

       o Enron borrowed approximately $3.0 billion from its committed lines of credit to repay outstanding and expiring commercial paper obligations of approximately $1.9 billion and to provide immediate cash liquidity. This action to convert Enron's committed lines of credit to cash was done to eliminate any doubt as to their availability in the future;

       o In an effort to further enhance short-term liquidity, on November 13, 2001, Enron (through its wholly-owned subsidiary) obtained
          $550 million in a new secured line of credit from JP Morgan Chase Bank (Chase) and Citicorp North America, Inc. (Citicorp), secured by Enron's Transwestern Pipeline Company assets. Enron anticipates obtaining $450 million in a new secured line of credit on or about November 20, 2001 from Chase and Citicorp secured by Northern
          Natural Gas Company assets. These proceeds will be used to further supplement short-term liquidity and to retire maturing obligations;

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       o On November 13, 2001, Enron received a $1.5 billion equity infusion in the form of a preferred stock investment in Northern Natural Gas Company, an Enron subsidiary (Northern), from Dynegy Inc. (Dynegy) in connection with the merger agreement signed between Enron and Dynegy discussed below.

       o Enron anticipates the receipt of over $800 million in net proceeds from asset sales scheduled to close by year-end. However, the closings of these sale transactions are pending certain regulatory and other approvals that will impact whether such transactions close and the ultimate timing of the closings. Of the net proceeds, approximately $250 million, or a portion thereof, may be required to repay an obligation that may become a demand obligation due to a recent credit rating downgrade discussed below and in Note 9.

       Enron is also engaged in discussions with various institutions about investing in Enron equity. Enron is diligently pursuing a program to raise an incremental $500 million to $1 billion of private equity from these sources in the near future. There can be no assurance, however, that such program will be successful. Depending on the terms and amounts of such investments, Enron may be required to increase its authorized capital, which would require the approval of its stockholders.

       Restructuring Plan. As a result of the merger agreement with Dynegy, discussed below, and the loss of investor confidence, Enron has initiated an action plan for restructuring its business. The key aspects of the action plan involve (i) concentrating primarily on its core businesses; (ii) taking aggressive steps to rationalize the existing cost structure; (iii) accelerating the process of divesting non-core businesses and assets; (iv) restructuring scheduled maturities of debt and other obligations; (v) completing the investigation by the Special Committee and its advisors with respect to related party transactions; (vi) reviewing and strengthening Enron's corporate governance; and (vii) expanding certain disclosures with a focus on increased transparency. Management and the Board have not completed nor approved a restructuring plan. Such restructuring plan is currently being prepared and, therefore, Enron is unable to estimate the timing of implementation or the financial impacts. Enron's fourth quarter 2001 results of operations will likely be negatively impacted by severance, restructuring and other charges resulting from the repositioning of many of Enron's businesses.

       In order to focus on Enron's core businesses and rationalize their cost structure, management is in the process of dividing Enron into three fundamental groups of businesses - Core, Non-Core and Under Review. Following is a description of each group of businesses:

       o Core Businesses are the consistent franchise businesses for which Enron has a distinct competitive advantage. These businesses, collectively, generate significant earnings and cash flows. These businesses include:

          o  Gas and power businesses in North America and Europe;
          o  Coal businesses in North America and Europe;
          o  Retail businesses in North America and Europe; and
          o  Natural gas pipeline businesses.

       o Non-Core businesses are businesses that do not provide value to Enron's core businesses. These primarily are part of Enron's global assets and broadband services segments. Enron has approximately $8 billion

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          invested in these businesses and the return from these investments is below acceptable rates. Accordingly, Enron is developing a plan to exit these businesses in an orderly fashion. Enron expects that the sale of these non-core businesses will generate cash proceeds that will be used to repay debt. Should the exit strategy, currently being prepared, result in a lower value than Enron's current carrying value, then Enron may be required to record related asset writedowns, possibly as early as the fourth quarter of 2001.

       o Businesses Under Review are businesses that Enron believes have strong future prospects; however, under the restructuring program, Enron is in the process of looking closely at the capital requirements and near-term growth prospects of these businesses. These businesses are primarily Enron's wholesale businesses outside of power and gas, which include both energy-related and industrial markets activities. The in-depth assessment of each of these businesses will be completed very quickly to determine the resources Enron intends to expend in these areas.

       Impact of Recent Events. The recent deterioration in Enron's credit rating and decline in its stock price has caused a negative impact on Enron's projected 2001 fourth quarter profitability. This is primarily the result of a reduced level of transaction activity by Enron's trading counterparties, particularly in longer-term transactions. It is too early to determine the impact these events will have on Enron's fourth quarter 2001 operating results. Additionally, the fourth quarter of 2001 will likely be negatively impacted by severance, restructuring and other charges resulting from the repositioning of many of Enron's businesses consistent with the restructuring plan, as well as potential writedowns as discussed in Note 8.

       Enron has various financial arrangements which require Enron to maintain specified credit ratings. The November 12, 2001 downgrade in Enron's senior unsecured debt rating to BBB- by Standard & Poor's has caused a ratings event related to a $690 million note payable that, absent Enron posting collateral, will become a demand obligation on November 27, 2001. See Note 9 for a description of this obligation. Consistent with the restructuring plan discussed above, Enron is currently working with the lenders to develop a mutually acceptable amendment or waiver to the transaction documents in order to avoid an early Enron payment obligation.

       In the event Enron were to lose its investment grade credit rating and Enron's stock price was below a specified price, a note trigger event would occur. This could require Enron to repay, refinance or cash collateralize additional facilities totaling $3.9 billion, which primarily consist of $2.4 billion of debt in Osprey Trust (Osprey) and $915 million of debt in Marlin Water Trust (Marlin). In the event such a trigger event occurs and Enron cannot timely issue equity in an amount sufficient to repay the notes or restructure the obligations, Enron is obligated to pay the difference in cash. For a description of the Marlin and Osprey Trusts, both of which are unconsolidated affiliates, and the related debt obligations, see Note 8.

       In the event that Enron fails to pay any debt obligations when due, including when such obligations may be accelerated, or is unable to refinance or obtain a waiver of or amendment to such obligations, a series of events would begin which could impact Enron's compliance with the terms of its Revolving Credit Agreements and certain other obligations, including bank debt facilities.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       It is not possible to predict whether any or all of the actions described above (including the sale of non-core businesses and assets and the refinancing or waiver of Enron obligations that may become immediately payable upon scheduled maturities or due to an acceleration event) will be adequate to maintain Enron's investment grade credit rating or enable Enron to refinance or otherwise restructure its debt obligations that become due. An adverse outcome with respect to any of these matters would likely have a material adverse impact on Enron's ability to continue as a going concern.

       MERGER WITH DYNEGY AND RELATED EQUITY FINANCING. On November 9, 2001, Enron and Dynegy announced the execution of a definitive agreement providing for a merger of the two companies. The merger agreement contemplates that both Enron and Dynegy will merge with separate subsidiaries of a newly formed holding company to be named Dynegy Inc. (New Dynegy). As a result of the mergers, both Enron and Dynegy would become wholly owned subsidiaries of New Dynegy. However, the merger agreement provides that both parties will cooperate with each other in analyzing and determining an alternative structure that results in a single corporation with substantially all the senior debt (other than that of regulated utility subsidiaries) of the two companies.

       Under the terms of the merger agreement, Enron shareholders will receive
0.2685 shares of New Dynegy Class A common stock per share of Enron common stock, subject to adjustment as provided below. Dynegy shareholders will receive one share of New Dynegy Class A common stock or Class B common stock for their existing shares of Dynegy Class A common stock or Class B common stock, respectively. As a result of the merger, Dynegy's current stockholders will own approximately 64 percent of the common stock of New Dynegy and Enron's stockholders will own approximately 36 percent.

       The proposed merger is subject to the approval of Enron's and Dynegy's shareholders, regulatory approvals and other customary conditions, including the absence of any event after November 9, 2001 that would have a material adverse effect on Enron, excluding the effects of general economic and industry conditions. If Enron's liabilities and expenses from and after November 9, 2001 associated with all pending or threatened litigation matters, in the reasonable judgment of Dynegy, exceed, or are reasonably likely to exceed, $2 billion in the aggregate (net of proceeds of insurance and litigation reserves reflected in Enron's financial statements), the amount of such excess over $2 billion will be taken into account in determining whether a material adverse effect on Enron has occurred, and, in any event, if the amount of such excess exceeds, or is reasonably likely to exceed, $1.5 billion, a material adverse effect on Enron will be deemed to have occurred. Assuming all approvals are obtained and conditions satisfied or waived, the merger is expected to close by the end of the third quarter of 2002.

       The merger agreement also provides that, in the event the merger agreement is terminated in certain circumstances involving a competing offer to acquire Enron or a change in the Board's recommendation of the merger, Enron would pay Dynegy a break-up fee of $350 million. Dynegy must pay a similar fee to Enron in the event of corresponding actions with respect to Dynegy.

       Under the merger agreement, Enron is entitled to issue up to $2 billion of additional equity prior to closing of the merger. However, the Enron merger ratio is subject to downward adjustment if Enron issues equity at an Enron common stock price below the implied Enron common stock price determined

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

by multiplying the Enron merger exchange ratio by the then current Dynegy common stock price.

       In connection with the merger agreement, Dynegy entered into a subscription agreement with Enron and Northern pursuant to which Dynegy agreed to purchase 1,000 shares of Northern's Series A preferred stock for $1.5 billion. This purchase was consummated on November 13, 2001. Additionally, Dynegy has agreed to invest an additional $1 billion in Enron at the closing of the merger.

       The preferred stock provides for cumulative dividends at the rate of 6% per annum (subject to declaration by the Northern board of directors) payable annually beginning on January 31, 2003, or, at Northern's option, quarterly. Unpaid dividends accrue additional dividends at 6% per annum. Upon any liquidation or winding up of Northern, the holders of the preferred stock would be entitled to receive, in preference to the holders of the Northern common stock, an amount equal to $1.5 million per share plus accrued and unpaid dividends, if any. If the merger agreement is terminated for various specified reasons, Northern may redeem the preferred stock in whole, but not in part, at a redemption price equal to the $1.5 billion liquidation preference amount plus any accrued and unpaid dividends.

       In connection with the subscription agreement, Dynegy entered into an option agreement with a subsidiary of Enron that indirectly owns the common stock of Northern, under which a Dynegy subsidiary has the option to purchase all of the equity of that Enron subsidiary. The option will become exercisable only upon certain specified terminations of the merger agreement. The exercise price for the option is $23 million, plus the amount by which Northern's indebtedness under its bank credit facility and senior notes is less than $950 million (or minus the amount by which such indebtedness exceeds $950 million), subject to adjustment for the amount of working capital at the time of the exercise. If the option is exercised by Dynegy, Enron will have certain rights to repurchase the ownership of Northern for 90 (or under some scenarios 180) days at a substantially equivalent exercise price adjusted for changes in working capital and debt after the purchase by Dynegy.

       Also in connection with the purchase of the Northern preferred stock, Dynegy entered into an exchange agreement with Enron under which each share of the Northern preferred stock may be exchanged for shares of Enron common stock. Dynegy has the option to cause such an exchange if the merger agreement is terminated in certain circumstances relating to a competing third party acquisition proposal relating to Enron or if the Board withdraws or changes, in a manner adverse to Dynegy, its approval or recommendation of the merger with Dynegy or recommends a competing third party acquisition proposal. Enron has the option to cause such an exchange if the merger agreement is terminated in certain circumstances relating to a competing third party acquisition proposal relating to Dynegy or if Dynegy's board of directors withdraws or changes, in a manner adverse to Enron, its approval or recommendation of the merger with Enron or recommends a competing third party acquisition proposal. If the exchange right is exercised, each share of Northern preferred stock would be exchanged for approximately 169,300 shares of Enron common stock (or approximately 169.3 million shares in the aggregate), subject to adjustment based on changes to the Enron merger exchange ratio pursuant to the merger agreement. The exchange agreement will terminate if the proposed merger is consummated, the option under the option agreement described above is exercised or the preferred stock is redeemed in accordance with its terms.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       The exchange agreement further provides that if Dynegy is prevented from receiving Enron common stock under the exchange agreement because the regulatory and other specified conditions for the issuance have not been satisfied, Dynegy will have the right to assign its rights under the exchange agreement to any third party or Enron will issue to Dynegy shares of a new class of Enron preferred stock convertible into an equivalent number of shares of Enron common stock. If the conditions for Dynegy to receive Enron common stock are not satisfied after twelve months, Dynegy may instead elect to withdraw its exercise of the exchange right and exercise its rights under the option agreement, or receive equivalent consideration from Enron.

       Subsequent to the execution of the merger agreement with Dynegy, Kenneth
L. Lay, Enron's Chairman and Chief Executive Officer, waived his right to receive approximately $60.6 million under the change of control terms in his employment contract with Enron, with respect to the merger with Dynegy.

       SEC INVESTIGATION. On October 17, 2001, the SEC requested that Enron voluntarily provide information regarding certain related party transactions. On October 31, 2001, the SEC opened a formal investigation of the matters that were the subject of recent press reports and that were previously the subject of the SEC informal inquiry. Enron is cooperating fully with the SEC relative to its investigation. Enron cannot predict the term of the SEC investigation or its potential outcome.

       SPECIAL COMMITTEE. Based on various reports and information concerning Enron's transactions with certain related parties, on October 31, 2001 the Board elected William K. Powers Jr., Dean of the University of Texas School of Law, to the Board, and appointed Dean Powers as Chairman of a newly formed Special Committee. The Special Committee is responsible for conducting an independent investigation and review of transactions between Enron and certain related parties. The Special Committee also was charged with taking any disciplinary action that it deems appropriate, communicating with the SEC and recommending to the Board any other appropriate actions. The other members of the Special Committee are independent directors Frank Savage, CEO of Savage Holdings LLC, Paulo Ferraz Pereira, Executive Vice President of investment bank Group Bozano, and Herbert S. Winokur, Jr., Chairman and CEO of Capricorn Holdings, Inc.

       The Special Committee has retained the law firm of Wilmer, Cutler & Pickering (Wilmer, Cutler) as its counsel. The firm's representation is led by William R. McLucas, former Director of the Division of Enforcement of the SEC. Wilmer, Cutler has retained Deloitte & Touche LLP to provide related accounting advice to the law firm. The Special Committee began its review on October 26, 2001. The review will include an analysis of both the underlying substance and business purposes of the transactions, as well as an analysis of their financial impact on Enron and, to the extent information is available, on the related parties. The duration of the Special Committee's review, and the ultimate results of that review, have not yet been determined. Accordingly, Enron cannot predict the ultimate results of the Special Committee investigation and the related impact on Enron's reported Consolidated Financial Statements.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.     RESTATEMENT

       On November 8, 2001, Enron announced that it will restate its Consolidated Financial Statements for the years 1997 through 2000 and the first and second quarters of 2001 to (1) reflect its conclusion that three previously unconsolidated entities did not meet certain accounting requirements and should have been included in Enron's consolidated financial statements, (2) reflect an adjustment to shareholders' equity described below and (3) include prior-year proposed audit adjustments and reclassifications (which were previously determined to be immaterial in the years originally proposed). Specifically, Enron has concluded that based on a review of related party transactions:

       o The financial activities of Chewco Investments, L.P. (Chewco), a related party which was an investor in Joint Energy Development Investments Limited Partnership (JEDI), should have been consolidated into Enron's consolidated financial statements beginning in November 1997;

       o The financial activities of JEDI, in which Enron was an investor and which were consolidated into Enron's financial statements beginning in the first quarter of 2001, should have been consolidated beginning in November 1997; and

       o The financial activities of a wholly-owned subsidiary of LJM Cayman, L.P. (LJM1), a private investment limited partnership for which the general partner's managing member was Andrew S. Fastow, former Executive Vice President and Chief Financial Officer of Enron (see
          Note 4), should have been consolidated into Enron's consolidated financial statements beginning in 1999.

       The Consolidated Financial Statements included herein reflect such anticipated restatements based on Enron's current understanding of the relevant facts as of the date of the filing of this report. It is possible that the Special Committee's investigation (discussed in Note 2) will identify additional or different information concerning these matters which will require additional or different restatements. As a result, Enron will not issue amendments to its annual reports on Forms 10-K for the years ended December 31, 1997 through 2000 or its quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 to reflect the impacts of the anticipated restatements on Enron's Consolidated Financial Statements until the Special Committee has completed its investigation. Additionally, Enron has announced that the previously-issued financial statements for these periods and the audit reports covering the year-end financial statements for 1997 through 2000 should not be relied upon.

       The effects of the anticipated restatements, based on Enron's understanding of the relevant facts as of the date of the filing of this report, are outlined below and a description of the anticipated restatements follows the table (dollars in millions, except per share amounts). Certain amounts in the following table differ from those included in Enron's November 8, 2001 Form 8-K due to further refinement of the identified restatement items.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(Amounts are subject to change pending the results of the Special Committee investigation.)

                                                                                             1st Qtr    2nd Qtr
                                                 1997        1998       1999       2000       2001       2001
                                            -------------------------------------------------------------------

Net income as reported                        $   105(a)   $   703    $   893    $   979    $   425     $  404
Restatements:
     Consolidation of JEDI and Chewco             (28)        (133)      (153)       (91)         6          -
     Consolidation of LJM1 subsidiary               -            -        (95)        (8)         -          -
     Raptor equity adjustment                       -            -          -          -          -          -
     Prior period proposed audit
      adjustments and reclassifica-
      tions                                       (51)          (6)       (10)       (38)        29          5
                                              ----------------------------------------------------------------

Net Income Restated                           $    26      $   564    $   635    $   842    $   460     $  409
                                              ================================================================

Diluted shares outstanding, as
 reported                                         555          695        769        814        872        891
DILUTED SHARES RESTATED                           553          686        755        801        862        891

Diluted EPS as reported                          0.16         1.01       1.10       1.12       0.49       0.45
DILUTED EPS RESTATED                             0.02         0.82       0.78       0.97       0.53       0.46

Total assets as reported                      $22,552      $29,350    $33,381    $65,503    $67,260    $63,392
Restatements:
     Consolidation of JEDI and Chewco             451          160        181       (161)         6          6
     Consolidation of LJM1 subsidiary               -            -       (222)         -          -          -
     Raptor equity adjustment                       -            -          -       (172)    (1,000)    (1,000)
     Prior period proposed audit
      adjust ments and reclassifica-
      tions                                       (79)         (68)       (68)      (244)    (1,087)       431
                                              ----------------------------------------------------------------

TOTAL ASSETS RESTATED                         $22,924      $29,442    $33,272    $64,926    $65,179    $62,829
                                              ================================================================

Debt as reported                              $ 6,254      $ 7,357    $ 8,152    $10,229    $11,922    $12,812
Restatements:
     Consolidation of JEDI and Chewco             711          561        685        628          -          -
     Consolidation of LJM1 subsidiary               -            -          -          -          -          -
     Raptor equity adjustment                       -            -          -          -          -          -
     Prior period proposed audit
      adjustments and reclassifica-
      tions                                         -            -          -          -          -          -
                                              ----------------------------------------------------------------

DEBT RESTATED                                 $ 6,965      $ 7,918    $ 8,837    $10,857    $11,922    $12,812
                                              ================================================================

Equity as reported                            $ 5,618      $ 7,048    $ 9,570    $11,470    $11,727    $11,740
Restatements:
     Consolidation of JEDI and Chewco            (258)        (391)      (544)      (814)         6          6
     Consolidation of LJM1 subsidiary               -            -       (166)        60         60         60
     Raptor equity adjustment                       -            -          -       (172)    (1,000)    (1,000)
     Prior period proposed audit
      adjustments and reclassifica-
      tions                                       (51)         (57)      (136)      (255)      (287)       (19)
                                              ----------------------------------------------------------------

EQUITY RESTATED                               $ 5,309      $ 6,600    $ 8,724    $10,289    $10,506    $10,787
                                              ================================================================

(a) After effect of significant contract restructuring charge totaling $463 million (after tax).

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


DESCRIPTION OF RESTATEMENT ITEMS

       Chewco and JEDI Consolidation. Enron's decision that Chewco should be consolidated beginning in November 1997 is based on recently obtained information that Chewco did not meet the accounting criteria to qualify as an adequately capitalized unconsolidated special purpose entity (SPE). See Note 4 for a discussion of Chewco and a description of an SPE. As a result of Chewco's failure to meet these criteria, JEDI, in which Chewco was a limited partner, also did not qualify for nonconsolidation treatment. When the consolidation of these two entities are taken into account, Enron's prior-year reported debt amounts are increased by both JEDI's and Chewco's borrowings. In addition, Enron's net income is reduced for specific JEDI revenues previously allocated to Chewco, relating to the appreciation in value of Enron stock held by JEDI, which eliminates upon consolidation. This, in effect, reduces Enron's share of JEDI's earnings. The net effect reduces Enron's prior-years' reported net income and shareholders' equity amounts.

       LJM1 Subsidiary Consolidation. Enron's decision that the LJM1 subsidiary should be consolidated in 1999 and 2000 is based on Enron's current assessment that the subsidiary did not qualify for nonconsolidation treatment because of inadequate capitalization.

       In 1999, Enron entered into a series of transactions involving a third party and LJM1. The effect of the transactions was (i) Enron and the third party amended certain forward contracts to purchase shares of Enron common stock, resulting in Enron having forward contracts to purchase Enron common shares at the market price on that day, (ii) LJM1 received 6.8 million shares of Enron common stock subject to certain restrictions, 3.1 million shares of which it contributed to the LJM1 subsidiary and (iii) Enron received a note receivable from LJM1, which was repaid in December 1999, and certain financial instruments hedging Enron's investment in the stock of Rhythms NetConnections, Inc. Enron recorded the assets received and equity issued at estimated fair value. In connection with the transactions, LJM1 agreed that Mr. Fastow would have no pecuniary interest in such Enron common shares and would be restricted from voting on matters related to such shares. In March 2000, Enron and LJM1 entered into an agreement to terminate the financial instruments. In connection with this agreement, Enron received the 3.1 million shares of Enron common stock held by the LJM1 subsidiary. A put option, which was originally entered into in the first quarter of 2000 and gave LJM1 the right to sell shares of Enron common stock to Enron at a strike price of $71.31 per share, was terminated under this agreement. In return, Enron paid approximately $26.8 million to LJM1.

       Consolidation of the LJM1 subsidiary has the effect of eliminating the income recognized by Enron on derivative transactions with this LJM1 subsidiary, thus reducing Enron's net income in 1999 and 2000. Shareholders' equity has been reduced in 1999 and increased in 2000 to reflect the elimination of Enron common stock contributed by LJM1 to the LJM1 subsidiary.

       Shareholders' Equity Reduction. Enron's previously-announced $1.2 billion reduction of shareholders' equity primarily involves the correction of an accounting error made in the second quarter of 2000 and in the first quarter of 2001. As described in more detail below and in Note 4, four SPEs known as Raptor I-IV (collectively, Raptor) were created in 2000 to permit Enron to hedge market risk in certain of its investments. (LJM2 Co-Investment, L.P. (LJM2), a private investment limited partnership for which the general partner's managing member was Mr. Fastow, invested in these entities, but the related-party nature of the transaction is not relevant to the accounting correction.) As part of the capitalization of these entities, Enron issued

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

common stock in exchange for a note receivable. Enron increased notes receivable and shareholders' equity to reflect this transaction. Enron now believes that, under generally accepted accounting principles, the note receivable should have been presented as a reduction to shareholders' equity (similar to a shareholder loan). This treatment would have resulted in no net increase to shareholders' equity. The net effect of this initial accounting entry was to overstate both notes receivable and shareholders' equity by approximately $172 million (which represented less than 2% of shareholders' equity at the time) in each of the second quarter, third quarter and year-end financial statements of Enron for the year 2000.

       In the first quarter of 2001, Enron entered into a series of transactions with Raptor that could have obligated Enron to issue Enron common stock in the future in exchange for notes receivable. Enron accounted for these transactions using the accounting treatment described in the preceding paragraph. This resulted in an additional overstatement of both notes receivable and shareholders' equity by $828 million. As a result of these errors, shareholders' equity and notes receivable were overstated by a total of $1 billion in the unaudited balance sheets of Enron at March 31, 2001 and June 30, 2001.

       In the third quarter of 2001, as a result of deterioration in the credit quality of the Raptor SPEs caused by the decline in New Power Holdings, Inc.'s
(NPW) stock price, the increase in Raptor's exposure under derivative contracts with Enron and the increasing dilutive effect on Enron's earnings per share calculation, Enron acquired LJM2's equity in the SPEs for $35 million and terminated the entities. Consistent with the original treatment, Enron accounted for this transaction as a reduction to Enron shareholders' equity and notes receivable by $1.2 billion. Of this amount, $270 million related to the amount by which the fair value of contracts to deliver Enron shares exceeded the value of the notes receivable, which is not related to the restatement discussed above.

       Audit Adjustments. The restatements include prior-year proposed audit adjustments and reclassifications which were determined to be immaterial in the periods originally proposed.

4.     RELATED PARTY TRANSACTIONS

       On November 8, 2001, Enron released information in a Form 8-K regarding the two LJM limited partnerships formed by Enron's former chief financial officer, his role in the partnerships, the business relationships and transactions between Enron and the partnerships, and the economic results of those transactions as known thus far, and transactions between Enron and certain other Enron employees. Following is the information that was provided.

       THE LJM LIMITED PARTNERSHIPS AND TRANSACTIONS WITH ENRON. LJM1 and LJM2 (collectively, LJM) are private investment limited partnerships that were formed in 1999. Andrew S. Fastow was (from inception through July 2001) the managing member of the general partners of LJM1 and LJM2. Enron believes that the LJM partnerships have as limited partners a significant number of institutions and other investors that are not related parties to Enron. These partnerships are a subject of the Special Committee's investigation and it is possible that this investigation will identify additional or different information concerning matters described herein.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Enron, like many other companies, utilizes a variety of structured financings in the ordinary course of its business to access capital or hedge risk. Many of these transactions involve "special purpose entities," or "SPEs." Accounting guidelines allow for the non-consolidation of SPEs with the sponsoring company's financial statements in certain circumstances. Accordingly, certain transactions between the sponsoring company and the SPE may result in gain or loss and/or cash flow being recognized by the sponsor, commonly referred to by financial institutions as "monetizations."

       The LJM Partnerships. Enron believes that, under the LJM1 and LJM2 limited partnership agreements (as with many similar agreements in private equity investing), the general partners are entitled to receive a percentage of the profits in excess of their portions of total capital contributed to the partnerships depending upon the performance of the partnerships' investments. Enron also believes that the general partners are entitled to receive annual management fees based in part on formulas that take into account the total amount of capital committed and/or invested by the limited partners. Enron now believes that Mr. Fastow earned in excess of $30 million relating to his LJM management and investment activities. Enron believes that the initial capital commitments of all partners to LJM1 were $16 million, and aggregate capital commitments of all partners to LJM2 were $394 million.

       LJM1 and LJM2 were described to the Enron Board of Directors as potential sources of capital to buy assets from Enron, potential equity partners for Enron investments and counterparties to help mitigate risks associated with Enron investments. The Board also was informed that LJM1 and LJM2 intended to transact business with third parties. Prior to approving Mr. Fastow's affiliation with LJM1 and LJM2, the Board determined that Mr. Fastow's participation in the partnerships would not adversely affect the interests of Enron. The Board approved the initial transaction with LJM1 and recognized that Enron could (but was not required to) engage in additional transactions with LJM.

       The Board directed that certain controls be put into place relating to Mr. Fastow's involvement with the partnerships and transactions between Enron and the partnerships. The Board required review and approval of each transaction by the Office of the Chairman, the Chief Accounting Officer and the Chief Risk Officer. The Board also recognized the ability of the Chairman of the Board to require Mr. Fastow to resign from the partnerships at any time and directed that the Audit and Compliance Committee conduct annual reviews of transactions between Enron and LJM1 and LJM2 completed during the prior year to ensure the Board's requirements as to controls were met. Whether these controls and procedures were properly implemented is a subject of the Special Committee's investigation.

       Enron believes that, as of July 31, 2001, Mr. Fastow sold his interests in LJM1 and LJM2 to Michael J. Kopper, and that Mr. Fastow ceased to be the managing member of LJM's general partners. Prior to that time, Mr. Kopper reported to Mr. Fastow as a non-executive officer of an Enron division. Mr. Kopper resigned from Enron immediately before Enron believes he purchased Mr. Fastow's interests in LJM. Mr. Fastow is no longer working for Enron.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       General Summary of LJM Transactions. From June 1999 through September 2001, Enron and Enron-related entities entered into 24 business relationships in which LJM1 or LJM2 participated. These relationships were of several general types, including: (1) sales of assets by Enron to LJM2 and by LJM2 to Enron; (2) purchases of debt or equity interests by LJM1 or LJM2 in Enron-sponsored SPEs;
(3) purchases of debt or equity interests by LJM1 or LJM2 in Enron affiliates or other entities in which Enron was an investor; (4) purchases of equity investments by LJM1 or LJM2 in SPEs designed to mitigate market risk in Enron's investments; (5) the sale of a call option and a put option by LJM2 on physical assets; and (6) a subordinated loan to LJM2 from an Enron affiliate. The financial results of these transactions are summarized below.


                                                                                                    Impact of LJM
                                                                                                    Transaction s
                                                                   Cash and                          on Enron's
                                                    LJM           Other Value        LJM Net          Restated
(In Millions)                                   Investment      Received by LJM     Cash Flow     Pre-Tax Earnings
                                                ------------------------------------------------------------------
Nine Months Ended September 30, 2001

Sales of Assets                                     $    -           $    -            $    -        $   0.7

Purchases of Equity/Debt in Enron-
 Sponsored Special Purpose Entities                      -             52.5             52.5               -

Investments in Enron Affiliates                        3.4             17.8             14.4               -

Portfolio Special Purpose Entities                       -             75.5             75.5          (166.2)(a)

Call Option                                              -                -                 -              -

Transactions with LJM and Other Entities                 -                -                 -              -

Transaction with LJM and Whitewing                       -                -                 -              -
                                                    --------------------------------------------------------

     Total                                         $  3.4            $145.8           $142.4         $(165.5)
                                                   =========================================================


Nine Months Ended September 30, 2000

Sales of Assets                                    $ 30.0(b)          $   -           $(30.0)        $  67.0

Purchases of Equity/Debt in Enron-
 Sponsored Special Purpose Entities                  83.3              63.0            (20.3)              -

Investments in Enron Affiliates                      64.3              48.9            (15.4)              -

Portfolio Special Purpose Entities                  127.1             109.0            (18.1)           48.6(a)

Call Option                                           8.2               0.9             (7.3)              -

Transactions with LJM and Other Entities              7.5              11.7              4.2               -

Transaction with LJM and Whitewing                       -              -                -                 -
                                                    --------------------------------------------------------

     Total                                         $320.4            $233.5           $(86.9)        $ 115.6
                                                   =========================================================

(a) Enron's pre-tax earnings impact of transactions with LJM2 through the Raptor SPEs was approximately $545 million and $49 million for the nine months ended September 30, 2001 and 2000, respectively, excluding the pre-tax charge described below. During the nine months ended September 30, 2001 and 2000, the Raptor SPEs hedged losses related to Enron investments of $453 million and $35 million, respectively. The 2001 pre-tax earnings amount includes a $710 million pre-tax charge in the quarter ended September 30, 2001 related to the termination of the Raptor SPEs.

(b) This amount excludes a seller financed note from Enron to LJM of approximately $70 million.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                    Impact of LJM
                                                                                                    Transactions
                                                                   Cash and                          on Enron's
                                                    LJM           Other Value        LJM Net          Restated
(In Millions)                                   Investment      Received by LJM     Cash Flow     Pre-Tax Earnings
                                                ------------------------------------------------------------------
2000

Sales of Assets                                    $ 30.0(b)         $ 32.4           $  2.4         $  86.6

Purchases of Equity/Debt in Enron-
 Sponsored Special Purpose Entities                 100.7              64.4            (36.3)              -

Investments in Enron Affiliates                      66.5              51.2            (15.3)              -

Portfolio Special Purpose Entities                  127.1             148.5             21.4           532.0(a)

Call Option                                          11.3              12.5              1.2               -

Transactions with LJM and Other Entities              7.5              11.7              4.2               -

Transaction with LJM and Whitewing                   40.3                 -            (40.3)              -
                                                   ---------------------------------------------------------

     Total                                         $383.4            $320.7           $(62.7)        $ 618.6
                                                   =========================================================

1999

Sales of Assets                                     $    -           $    -            $    -        $     -

Purchases of Equity/Debt in Enron-
 Sponsored Special Purpose Entities                  73.8              15.4            (58.4)            2.4

Investments in Enron Affiliates                      44.5               1.0            (43.5)           16.9

Portfolio Special Purpose Entities                   64.0              95.2(c)          31.2               -

Call Option                                              -                -                 -              -

Transactions with LJM and Other Entities                 -                -                 -              -

Transaction with LJM and Whitewing                       -             38.5             38.5               -
                                                    --------------------------------------------------------

     Total                                         $182.3            $150.1           $(32.2)        $  19.3
                                                   =========================================================

Estimated Fair Value of Existing
 LJM Investments                                                                      $ 43.6(d)
                                                                                      ======

(a) Enron's pre-tax earnings impact of transactions with LJM2 through the Raptor SPEs was approximately $532 million in 2000. During 2000, the Raptor SPEs hedged losses related to Enron investments of $501 million.

(b) This amount excludes a seller financed note from Enron to LJM of approximately $70 million.

(c) This amount represents Enron's estimate of the value received in Enron common stock, a portion of which was restricted. The estimate was based on a 36% discount off the market price on the date of issuance for shares that were restricted and estimated proceeds received by LJM from the sale of the unrestricted shares.

(d) This amount represents Enron's estimated fair value of the six investments made by LJM that remained outstanding as of September 30, 2001.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Sales of Assets. In June 2000, LJM2 purchased dark fiber optic cable from Enron for a purchase price of $100 million. LJM2 paid Enron $30 million in cash and the balance in an interest-bearing note for $70 million. Enron recognized $67 million in pre-tax earnings in 2000 related to the asset sale. Pursuant to a marketing agreement with LJM2, Enron was compensated $20 million for marketing the fiber to others and other fees for providing operation and maintenance services to LJM2 with respect to the fiber. This arrangement gave Enron profit potential in proceeds received after LJM2 achieved a specified return level. LJM2 sold a portion of the fiber to industry participants for $40 million. LJM2 sold the remaining dark fiber assets for $113 million in December 2000 to an SPE that was formed to acquire the fiber. In December 2000, LJM2 used a portion of the proceeds to pay in full the note and accrued interest owed to Enron. At the time of LJM2's sale of the fiber to the SPE, Enron entered into a derivative contract which served as credit support for the benefit of some of the debt holders of a third-party investor in the SPE. This credit support provided the lender with a specified rate of return. As a result, Enron's credit exposure under the $70 million note was replaced with $61 million in remaining exposure under the derivative contract. LJM2 earned $2.4 million on its resale of the fiber.

       Purchases of Equity/Debt in Enron-Sponsored SPEs. Between September 1999 and December 2000, LJM1 or LJM2 purchased equity or debt interests in nine Enron-sponsored SPEs. LJM1 and LJM2 invested $175 million in the nine SPEs. These transactions enabled Enron to monetize assets and generated pre-tax earnings to Enron of $2 million in 1999.

       Enron believes that LJM received cash of $15 million, $64 million and $53 million in 1999, 2000 and 2001, respectively, relating to its investments in these entities. In three instances, third-party financial institutions also invested in the entities. LJM invested on the same terms as the third-party investors. In one of these nine transactions, Enron entered into a marketing agreement with LJM2 that provided Enron with the right to market the underlying equity. This arrangement gave Enron profit potential in proceeds received after LJM2 achieved a specified return level. In six of these nine transactions, Enron repurchased all or a portion of the equity and debt initially purchased by LJM.

       The SPEs owned, directly or indirectly, a variety of operating and financial assets. For example, Yosemite Securities Trust was a finance entity which facilitated Enron's ability to raise funds in the capital markets through the use of credit-linked notes, a standard financing arrangement offered by investment banks. Osprey Trust is beneficially-owned by a number of financial institutions and is a limited partner in Whitewing Associates, L.P., an Enron unconsolidated affiliate (Whitewing) (see Note 8). Enron is the other partner. Whitewing purchased certain Enron investments for future sale.

       In addition, as a result of these transactions, Enron was able to monetize equity interests with investment banks. These monetizations resulted in Enron's recognizing $146 million and $5 million in pre-tax earnings in 2000 and the nine months ended 2001, respectively, and $252 million in cash inflows, all in 2000.

       Investment in Enron Affiliates. In two transactions, LJM2 made direct and indirect investments in stock (and warrants convertible into stock) of NPW. NPW initially was a wholly-owned subsidiary of Enron, subsequently included other strategic and financial investors, and in October 2000 became a

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

public company. NPW is engaged in the retail marketing and sale of natural gas, electricity and other commodities, products and services to residential and small commercial customers in the United States. In January 2000, LJM2 invested $673,000 in Cortez Energy Services LLC (Cortez), a limited liability company formed by Enron and LJM2, and Enron contributed five million shares of NPW stock to Cortez. In July 2000, in a private placement, LJM2 purchased warrants exercisable for NPW stock for $50 million on the same terms as third-party investors. Enron believes that LJM2 still owns these investments.

       In September 1999, LJM1 acquired from Enron a 13% equity interest in a company owning a power project in Brazil for $10.8 million, and acquired redeemable preference shares in a related company for $500,000. Enron recognized a $1.7 million loss on the sale of these interests to LJM1. Enron recognized revenues of $65 million, $14 million and $5 million from a commodity contract with the company owning the power project in 1999, 2000 and 2001, respectively. As part of an exclusive marketing arrangement to sell LJM1's equity in the project to third parties and to limit LJM1's return, Enron paid LJM1 a $240,000 fee in May 2000. In 2001, Enron repurchased LJM1's 13% equity interest and the redeemable preference shares for $14.4 million. Enron currently owns this equity interest and consolidates the Brazilian company.

       In December 1999, LJM2 paid Enron $30 million for a 75% equity interest in a power project in Poland. Enron recognized a $16 million gain in 1999 on the sale. Enron paid $750,000 to LJM2 as an equity placement fee. In March 2000, Enron repurchased 25% of the equity in the Polish power project from LJM2 for $10.6 million, and Whitewing acquired the remaining 50% from LJM2 for $21.3 million. Enron and Whitewing still own their respective equity interests.

       In December 1999, LJM2 acquired a 90% equity interest in an Enron entity with ownership rights to certain natural gas reserves for $3 million. As a result, Enron recognized $3 million in revenue from an existing commodity contract. Subsequently, LJM2 assigned a portion of its ownership interest in the entity to Enron and Whitewing at no cost (to achieve certain after-tax benefits). Enron believes LJM2 continues to own its remaining interest.

       Portfolio SPEs. Enron and LJM established a series of SPEs to mitigate market exposures on Enron investments, including investments in NPW, Rhythms NetConnections, Inc., and other technology, energy, and energy-related companies. LJM made $191 million in equity investments in five separate SPEs ($127 million in the four Raptor SPEs and $64 million related to the Rhythms
SPE), three of which (Raptor I, II and IV) were also capitalized with Enron stock and derivatives which could have required the future delivery of Enron stock. Raptor III was capitalized with an economic interest in warrants convertible into stock of NPW. The Rhythms SPE is discussed in Note 3 in the "LJM1 Subsidiary Consolidation" section. Enron subsequently engaged in hedging transactions with these SPEs, which included price swap derivatives, call options and put options. The derivatives and options generally were intended to hedge Enron's risk in certain investments having an aggregate notional amount of approximately $1.9 billion.

       In the first quarter of 2001, Enron entered into a series of transactions with the Raptor SPEs that could have obligated Enron to issue Enron common stock in the future in exchange for notes receivable. These transactions, along with a transaction entered into in 2000, obligated Enron to deliver up to 30 million shares of Enron common stock to the Raptor SPEs in March 2005.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Such transactions were to have been accounted for as equity transactions when settled.

       In the third quarter of 2001, as a result of deterioration in the credit quality of the Raptor SPEs caused by the decline in Enron and NPW's stock price, the increase in Raptor's exposure under derivative contracts with Enron and the increasing dilutive effect on Enron's earnings per share calculation, Enron acquired LJM2's equity in the SPEs for $35 million and terminated the entities.

       Enron recognized pre-tax earnings (losses) (as restated) relating to risk management activities of none, $532 million and ($166) million in 1999, 2000 and 2001, respectively, including the effect of a $710 million pre-tax charge recognized in 2001, related to the decline in credit quality and ultimate termination of the Raptor SPEs. During 2000 and the nine months ended September 30, 2001, the Raptor SPEs hedged losses of $501 million and $453 million, respectively. The Rhythms SPE was used to hedge Enron's exposure arising from an investment in the stock of Rhythms NetConnections, Inc. However, it was subsequently determined that it did not meet the criteria to qualify as an adequately capitalized unconsolidated SPE. See Note 3 for a discussion of the restatements related to the Rhythms SPE.

       In total, LJM1 and LJM2 invested $191 million and received $319 million (an estimated $95 million of which is non-cash value from the receipt of 3.6 million shares of Enron restricted stock) related to their investments in these five SPEs.

       Call Option. In May 2000, Enron purchased a call option from LJM2 on two gas turbines at the same time that LJM2 contracted to purchase the gas turbines from the manufacturer. Enron paid LJM2 $1.2 million for this right during a seven-month period in 2000. The call option gave Enron the right to acquire these turbines from LJM2 at negotiated fair market value, which was $11.3 million. The call option was subsequently assigned from Enron to an Enron-sponsored SPE capitalized by a third-party financial institution. In December 2000, the call option was exercised by the SPE, which acquired the turbines from LJM2 at cost.

       Transactions with LJM and Other Entities. Enron sold its contractual right to acquire a gas turbine to a utility for $15.8 million in July 2000. Enron recognized a pre-tax gain of $3.5 million on the transaction. At the same time, the utility entered into a put option agreement with LJM2 relating to the turbine under which the utility paid LJM2 $3.5 million. Subsequently, upon the execution of an engineering, procurement and construction contract with a wholly-owned subsidiary of Enron, the utility assigned the contractual right to acquire the gas turbine to that subsidiary.

       In December 1999, Enron sold an equity investment in Enron Nigeria Barge Ltd. to an investment bank and provided seller financing. In June 2000, LJM2 purchased this equity investment directly from the investment bank for $7.5 million and the assumption of the seller-financed note from Enron. In September 2000, LJM2 sold the equity investment to an industry participant for $31.2 million. The proceeds from LJM2's sale were used by LJM2 to repay the principal and interest on the note from Enron in the amount of $23.0 million. The remaining $8.2 million repaid LJM2's $7.5 million purchase price and provided a profit of $700,000 to LJM2.

       Transaction between LJM and Whitewing. In December 1999, a wholly-owned subsidiary of Whitewing entered into a $38.5 million credit agreement with

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LJM2, the borrower. The loan had a term of one year and carried an interest rate of LIBOR+2.5%. The loan amount (including interest) of $40.3 million was repaid by LJM2 in 2000.

       Currently Outstanding LJM2 Transactions. Enron believes that LJM2 currently has interests in six of the investments described above in which LJM2 originally invested $124 million, and that LJM2 has received cash inflows of $27 million from these investments. These investments include $23 million in equity in two Enron-sponsored SPEs, $32.5 million in equity in Osprey Trust, $3 million in equity in an Enron affiliate and $50.7 million in direct equity investments in NPW (representing two transactions).

       Enron and LJM2 also entered into various agreements relating to cash management services, employee services and office space provided by Enron to LJM2. In addition, Enron paid LJM2 a management fee for certain transactions, and other transaction fees described above. Enron also reimbursed LJM2 for transaction-related expenses (such as legal and tax fees and other costs) associated with some of the transactions described above.

       OTHER EMPLOYEE TRANSACTIONS. From June 1993 through November 1997, an Enron subsidiary was the general partner of JEDI and a third-party, the California Public Employees' Retirement System (CalPERS), was the limited partner. In November 1997, JEDI made a liquidating distribution to CalPERS of $383 million. Concurrently, Chewco purchased a limited partnership interest in JEDI for $383 million, $132 million of which was financed by an interest-bearing loan from JEDI to Chewco, and $240 million of which was borrowed from a third-party financial institution (supported by a guarantee from Enron). The balance of the transaction (approximately $12 million) was principally funded by a contribution from a third party. Enron has subsequently determined that a portion of this contribution was cash collateralized. Based on current information, Enron believes that a non-executive officer of an Enron division, Michael J. Kopper, was an investor in the general partner of Chewco and, at the time of the purchase, also was the manager of the Chewco general partner. These events resulted in inadequate capitalization of Chewco to meet the SPE accounting guidelines. The restatement resulting from the Chewco transaction is discussed in Note 3.

       From December 1997 to December 2000, Chewco received distributions of $433 million from JEDI. Among other things, Chewco used a portion of these distributions to make repayments on its JEDI loan and to repay an additional borrowing from the third-party financial institution.

       In December 1999, Chewco purchased a $15 million equity interest in Osprey Trust, an Enron-sponsored SPE, from LJM1.

       In March 2001, Enron purchased Chewco's limited partnership interest in JEDI for $35 million. In September 2001, Enron paid an additional $2.6 million to Chewco in connection with a tax indemnification agreement between JEDI, Chewco and Enron. Of the total purchase consideration, $26 million was used by Chewco to make a payment on the JEDI loan. Chewco currently has an outstanding balance due on the JEDI loan of $15 million. JEDI is currently a wholly-owned subsidiary of Enron.

       Enron now believes that Mr. Kopper also was the controlling partner of a limited partnership that (through another limited partnership) purchased interests in affiliated subsidiaries of LJM1 in March 2000. Enron also now believes that four of the six limited partners of the purchaser were, at the time of the investment, non-executive officers or employees of Enron, and a

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

fifth limited partner was an entity associated with Mr. Fastow. These officers and employees, and their most recent job titles with Enron, were Ben Glisan, Managing Director and Treasurer of Enron Corp.; Kristina Mordaunt, Managing Director and General Counsel of an Enron division; Kathy Lynn, Vice President of an Enron division; and Anne Yaeger, a non-officer employee. Enron has terminated the employment of Mr. Glisan and Ms. Mordaunt. Ms. Lynn and Ms. Yaeger are no longer associated with Enron and Enron believes they are now associated with LJM2. At the time these individuals invested in the limited partnership, LJM1 had ceased entering into new transactions with Enron. However, some pre-existing investments involving LJM1 and Enron were still in effect, and Enron believes that these investments resulted in distributions or payments to LJM1 and to the limited partnership in which these individuals invested.

       Pursuant to a services agreement among Enron, LJM1 and LJM2, Enron made available to LJM1 and LJM2 a portion of the time of certain of its employees to provide administrative assistance to the general partners of LJM1 and LJM2. Mr. Kopper, Ms. Lynn and Ms. Yaeger, among other Enron employees, were made available to LJM1 or LJM2 from time to time during their employment by Enron.

       OTHER TRANSACTIONS. In the first nine months of 2001, Enron received approximately $241.8 million from Whitewing, an unconsolidated equity affiliate, related to monetizations. During the first nine months of 2001, Enron acquired investments from Whitewing for approximately $28.8 million. No gains were recorded by Enron in connection with these transactions. Management believes that the terms of these transactions are reasonable compared to those which could have been negotiated with third parties.

5.     SUPPLEMENTAL CASH FLOW INFORMATION

       Net cash paid for income taxes for the first nine months of 2001 and 2000 was $168 million and $37 million, respectively. Cash paid for interest for the same periods, net of amounts capitalized, was $640 million and $573 million, respectively.

       BUSINESS ACQUISITIONS. In September 2001, Retail Services contributed subsidiary companies with net book value of $103 million in the formation of a new company, ServiceCo Holdings Inc. (ServiceCo). Also contributing to the formation of ServiceCo was a third party financial investor and technology partner. ServiceCo provides facility management services to retail customers. Retail Services received an 86% interest in ServiceCo in return for its contributions.

       In the third quarter of 2000, Enron, through a wholly-owned subsidiary, acquired all of the outstanding common shares of MG plc, a leading independent international metals market-making business that provides financial and marketing services to the global metals industry, for approximately $413 million in cash. Enron recorded goodwill of approximately $354 million. As of the date of acquisition, MG plc's balance sheet primarily consisted of approximately $1.7 billion of metals inventory and $1.6 billion of short-term debt.

       In 2000, Enron entered into an agreement with Azurix Corp. (Azurix) under which the holders of Azurix's approximately 39 million publicly traded shares would receive cash of $8.375 in exchange for each share. On March 16, 2001, Azurix shareholders approved the agreement whereby Enron paid approximately $330 million for an equivalent number of shares held by the public and all publicly traded shares of Azurix were redeemed.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       OTHER. In September 2001, Enron acquired LJM's interests in the four Raptor SPEs for $35 million (see Note 3 "Description of Restatement Items" and
Note 4).

6.     LITIGATION AND OTHER CONTINGENCIES

       Enron is a party to various claims and litigation, the significant items of which are discussed below.

RECENT SECURITIES, FRAUD AND DERIVATIVE LAWSUITS

       Since October 16, 2001, multiple class action lawsuits have been filed against Enron and certain current and former officers and/or directors (the Defendants) in the District Court for the Southern District of Texas. The lawsuits allege that the Defendants violated sections 10(b) and 20(a) of the Securities Exchange Act of 1934, and rule 10b-5 promulgated thereunder, by issuing a series of material misrepresentations to the market during different class periods ranging from June 1, 1999 to October 30, 2001, thereby artificially inflating the price of Enron common and/or preferred stock. The lawsuits generally claim that the alleged misrepresentations and omissions involved the Broadband Services Division, transactions with the LJM entities and Azurix and Enron's accounting for various transactions. The plaintiffs generally seek to recover compensatory damages, expert fees, attorney's fees, costs of court and pre- and post-judgment interest. Enron expects that these lawsuits will be consolidated into a single action and Enron intends to vigorously defend these lawsuits.

       Enron also is a nominal defendant in numerous shareholder derivative lawsuits pending in state courts in Texas and Oregon and in the United States District Court for the Southern District of Texas. These lawsuits, which were filed after October 16, 2001, purport to assert derivative claims on behalf of Enron against certain current and/or former officers and directors of Enron, outside firms providing professional services to Enron and various other companies. The claims asserted in these lawsuits include breach of the duty of disclosure, abuse of control, fraud, unjust enrichment and money had and received. The plaintiffs seek actual and punitive damages, restitution, a constructive trust, an accounting, injunctive relief, attorney's fees, expert fees, pre- and post-judgment interest and court costs. These lawsuits were filed very recently and Enron is investigating its responsibilities with respect to them. Enron has also received requests from shareholders under Section 16(b) of the Securities Exchange Act of 1934 to recover short-swing profits from officers, directors and certain other parties. Enron is currently investigating these requests.

       On November 12, 2001, a shareholder filed a class action in state court in Houston, Texas against Enron, its directors and Dynegy, seeking to enjoin the merger between Enron and Dynegy. The petition alleges that Enron's directors breached their fiduciary duties to Enron's shareholders by agreeing to sell Enron for inadequate consideration, for improper purposes and without an adequate investigation of the alternatives available to Enron. The shareholder seeks to enjoin the merger. Enron intends to vigorously defend this lawsuit.

       Although the outcome of these various lawsuits cannot be determined, the resolution of these matters could well have material impact on Enron's financial condition and/or results of operations. The cost of any resolution is not currently estimable. In addition, as explained in Note 2 (see "Merger with Dynegy and Related Equity Financing"), the completion of the merger with

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Dynegy is conditioned on the absence of any event after November 9, 2001 that would have a material adverse effect on Enron. Pursuant to the merger agreement, if Enron's liabilities and expenses from and after November 9, 2001 associated with all pending or threatened litigation matters, in the reasonable judgment of Dynegy exceed, or are reasonably likely to exceed, $2 billion in the aggregate (net of proceeds of insurance and litigation reserves reflected in Enron's financial statements), the amount of such excess over $2 billion will be taken into account in determining whether a material adverse effect on Enron has occurred, and, in any event, if the amount of such excess exceeds, or is reasonably likely to exceed, $1.5 billion, a material adverse effect on Enron will be deemed to have occurred.

OTHER LITIGATION

       Intratex. In 1995, a number of parties (the Plaintiffs) filed suit in Harris County District Court in Houston, Texas, against Intratex Gas Company (Intratex), Houston Pipe Line Company and Panhandle Gas Company (collectively, the Enron Defendants), each of which is a wholly-owned subsidiary of Enron. The Plaintiffs were either sellers or royalty owners under numerous gas purchase contracts with Intratex, many of which have terminated. Early in 1996, the case was severed by the Court into two matters to be tried (or otherwise resolved) separately. In the first matter, the Plaintiffs alleged that the Enron Defendants committed fraud and negligent misrepresentation in connection with the "Panhandle program," a special marketing program established in the early 1980s. This case was tried in October 1996 and resulted in a verdict for the Enron Defendants. In the second matter, the Plaintiffs allege that the Enron Defendants violated state regulatory requirements and certain gas purchase contracts by failing to take the Plaintiffs' gas ratably with other producers' gas at certain times between 1978 and 1988. The trial court certified a class action with respect to ratability claims. On March 9, 2000, the Texas Supreme Court ruled that the trial court's class certification was improper and remanded the case to the trial court. The case was then severed again into two lawsuits asserting two separate theories of recovery. The trial court granted summary judgment in favor of the Enron Defendants in one of the lawsuits. The Plaintiffs have appealed. The Enron Defendants deny the Plaintiffs' claims and have asserted various affirmative defenses, including the statute of limitations. The Enron Defendants believe that they have strong legal and factual defenses, and intend to vigorously contest the claims. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

       San Juan Gas. On November 21, 1996, an explosion occurred in the Humberto Vidal Building in San Juan, Puerto Rico. The explosion resulted in fatalities, bodily injuries and damage to the building and surrounding property. San Juan Gas Company, Inc. (San Juan Gas), an Enron affiliate, operated a propane/air distribution system in the vicinity, but did not provide service to the building. Enron, San Juan Gas, four affiliates and their insurance carriers were named as defendants, along with several third parties, including The Puerto Rico Aqueduct and Sewer Authority, Puerto Rico Telephone Company, Heath Consultants Incorporated, Humberto Vidal, Inc. and their insurance carriers, in numerous lawsuits filed in U.S. District Court for the District of Puerto Rico and the Superior Court of Puerto Rico. These suits seek damages for wrongful death, personal injury, business interruption and property damage allegedly caused by the explosion. After nearly four years without determining the cause of the explosion, all parties agreed not to litigate further that issue, but to move these suits toward settlements or trials to determine whether each plaintiff was injured as a result of the explosion and, if so, the lawful damages attributable to such injury. The

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

defendants agreed on a fund for settlements or final awards. Numerous claims have been settled and ten cases involving 18 plaintiffs were scheduled for trial in the United States District Court beginning on December 10, 2001. Five of these cases involving 11 plaintiffs have been resolved. No cases have yet been scheduled for trial in the Superior Court. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

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

       Azurix Litigation. In October 2000, several class actions were filed against Enron, Azurix and several of Enron's officers and directors, alleging that some or all of the defendants violated Section 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder and Sections 11, 12 and 15 of the Securities Act of 1933. The plaintiffs alleged that defendants made misrepresentations and omissions related to Azurix's performance between June 9, 1999 and August 8, 2000. The lawsuits were consolidated into one lawsuit in the United States District Court for the Southern District of Texas. The plaintiffs seek rescission and compensatory damages, expert fees and attorney's fees. The defendants have moved to dismiss this lawsuit. Enron intends to vigorously defend this lawsuit. Although no assurances can be given, Enron believes that the ultimate resolution of these matters will not have a material adverse effect on its financial position or results of operations.

OTHER CONTINGENCIES

       Environmental Matters. Enron is subject to extensive federal, state and local environmental laws and regulations. These laws and regulations require expenditures in connection with the construction of new facilities, the operation of existing facilities and for remediation at various operating

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

       Enron has received a request for information from the Environmental Protection Agency (EPA) asking for data regarding certain spills and discharges since 1998 on oil pipelines operated by Enron and its subsidiaries. EOTT Energy Partners, L.P. (EOTT), an unconsolidated affiliate of Enron, is the only entity that has extensive domestic oil pipeline operations, and Enron's response will include information on EOTT pursuant to the request. The responsive information was originally to be filed with the EPA on or prior to November 7, 2001. In October 2001, Enron received an extension from the EPA to file the responsive information on or before January 31, 2002. Enron cannot predict the outcome of the EPA inquiry but believes that the ultimate outcome will not have a material adverse effect on its financial position or results of operations.

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

       Enron has entered into a variety of transactions with California utilities, the Power Exchange, the Independent System Operator, end users of energy in California, and other third parties, and is owed amounts by certain of these entities. Enron has established reserves related to such activities and believes that the combination of such reserves in accounts receivables and other credit offsets with such parties are adequate to cover its exposure to developments in the California power market. Due to the uncertainties involved, the ultimate outcome of the California power situation cannot be predicted, but Enron believes these matters will not have a material adverse impact on Enron's financial position or results of operations.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       India. Enron indirectly owns 50% of the net voting interest in Dabhol Power Company (Dabhol), which owns a 740 megawatt power plant and is constructing an additional 1,444 megawatt power plant together with an LNG regasification facility (collectively Phase II) in India. Enron accounts for its investment in Dabhol under the equity method and the debt of Dabhol is non-recourse to Enron. As of September 30, 2001, Enron's investment in and advances to Dabhol and related activities was $1.2 billion. This amount is included in "non-core businesses" as discussed in Note 2.

       Dabhol has been in dispute with the Maharashtra State Electricity Board
(MSEB), the purchaser of power from Dabhol, and the Government of Maharashtra
(GOM) and the federal government of India (GOI), the guarantors of payments by the MSEB pursuant to the terms and conditions of the power purchase agreements
(PPA) and the other project documents. The contract disputes relate principally to (a) the failure by the MSEB to pay certain capacity and energy payments under the PPA, and the failure of the GOM and GOI to satisfy certain guarantee obligations under the project documents and (b) MSEB's statements that MSEB has "rescinded" the PPA and MSEB is therefore no longer bound by the PPA. As a result of such disputes, the 740 megawatt power plant is not being dispatched by MSEB, the Phase II lenders have stopped funding the continued construction of Phase II, the construction contractors have terminated the construction contracts for non-payment and Dabhol has suspended all construction activities. Additionally, the lenders to Dabhol have assumed control of Dabhol's bank accounts in order to monitor the use of its remaining available funds. There is no assurance that Dabhol will be able to resolve the disputes with MSEB, GOM and GOI to its favor and to successfully collect on and to enforce any judgment or settlement. However, Dabhol believes that the MSEB's actions are in clear violation of the terms of the PPA, and Dabhol intends to pursue all available legal remedies under the project documents which would entitle Enron to receive an amount in excess of its investment.

       On November 5, 2001, Dabhol delivered notice stating its intent to sell and transfer the power plant and the LNG regasification facility to MSEB pursuant to the provisions of the PPA. Most recently, certain of the Indian financial institutions providing loans to the project have obtained court orders temporarily preventing Dabhol from terminating the PPA. These same lenders are seeking broader orders requiring Dabhol to restart the power plant pending the resolution of disputes between Dabhol and MSEB. In addition, the India Commissioner of Customs has recently passed orders adversely altering the custom duty rates applicable to substantial portions of the project and other rulings detrimental to the project. Dabhol intends to appeal these orders. Based on the latest developments, Enron cannot predict the outcome of this dispute. However, the ultimate outcome of these proceedings or negotiations may have a material adverse effect on Enron's financial position and results of operations.

7.     SALE OF PORTLAND GENERAL

       On October 5, 2001, Enron entered into an agreement with Northwest Natural Gas Company (NW Natural) for the sale of Portland General for $1.9 billion, comprised of $1.55 billion in cash, $200 million in NW Natural preferred stock and common stock purchase units, $50 million in NW Natural common stock and the assumption of Enron's $75 million balance on its customer benefits obligation, which was stipulated in its 1996 agreement to purchase Portland General. In addition to the purchase price, NW Natural will assume approximately $1.1 billion in Portland General debt and preferred stock. The proposed transaction, which is subject to customary regulatory approvals, is expected to close by the fourth quarter of 2002; however, no assurances can be

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


given that such regulatory approvals will be obtained. Enron currently believes that the after-tax gain on the sale of Portland General will not be material. However, certain regulatory and other contingencies could negatively impact Enron's current estimate. Enron's carrying amount of Portland General as of September 30, 2001 was approximately $1.6 billion. Income before interest, minority interest and income taxes for Portland General was $108 million and $241 million for the nine month periods ended September 30, 2001 and 2000, respectively.

8.       UNCONSOLIDATED EQUITY AFFILIATES

       Summarized below is a description related to two of Enron's unconsolidated equity affiliates for which Enron has committed to issue equity to satisfy obligations of these equity affiliates. As discussed in Note 2, Enron's current common share stock price, liquidity situation and credit ratings may significantly impact Enron's ability to satisfy these obligations solely with equity issuances.

       WHITEWING ASSOCIATES L.P. Whitewing is an entity formed by Enron and various investors, investing through an entity named Osprey, to acquire and own energy-related assets and other investments. Osprey is capitalized with approximately $2.4 billion in debt and $220 million in equity. The Osprey debt is supported by the assets within Whitewing, which include Enron Mandatorily Convertible Junior Preferred Stock, Series B (which is convertible into 50 million shares of Enron common stock), and a contingent obligation of Enron to issue additional shares, if needed, to retire such debt obligation. In the event that the sale of equity is not sufficient to retire such obligations, Enron is liable for the shortfall.

       At November 16, 2001, Whitewing held assets with a book value of approximately $4.7 billion. This includes approximately $1.3 billion in energy related projects in Europe and South America, including European power plants, and an electric distribution company in Brazil, approximately $600 million of merchant investments, approximately $600 million in demand notes due from Enron and other assets of $100 million. The merchant portfolio includes both private and publicly traded entities and consists of oil and gas investments, power generation and energy investments and technology related and other investments. In addition, Whitewing holds Mandatorily Convertible Junior Preferred Stock, Series B, mentioned above, and a contingent obligation of Enron to issue additional shares, if needed, which together have a combined book value of approximately $2.1 billion. This contingent obligation is in the form of a derivative instrument. As such, both Enron and Whitewing account for this contingent obligation at fair value. As a result, Enron recognizes losses associated with this obligation as a reduction of "Revenues" in the accompanying consolidated income statement. However, the loss is offset as Enron recognizes its share of Whitewing's earnings through "Equity in Earnings of Unconsolidated Affiliates" in the accompanying consolidated income statement. As of September 30, 2001, the amount due Whitewing under such derivative totaled approximately $1.0 billion and is included in "Other Liabilities" in the accompanying consolidated balance sheet. Such amount has increased by approximately $600 million as a result of the decline in Enron's common stock price subsequent to September 30, 2001 through November 16, 2001. Based on the subsequent decline in the Enron stock price through November 16, 2001, there would currently exist an approximate $700 million pre-tax charge to earnings due to the shortfall in the recovery of Enron's book investment. Enron is currently evaluating the fair value of Whitewing's other assets mentioned above in conjunction with the restructuring plan discussed in Note 2

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

which will impact the amount of any writedown of Enron's investment in Whitewing, possibly as early as the fourth quarter.

       ATLANTIC WATER TRUST. Atlantic Water Trust is an entity formed by Enron and unrelated institutional investors, investing through an entity named Marlin, for the purpose of acquiring and holding an interest in Azurix Corp. (Azurix). The primary asset of Azurix is Wessex Water Services Ltd. (Wessex), a regulated water utility in the UK. Atlantic Water Trust currently owns 67% of Azurix, with Enron owning the remaining 33%. Marlin was capitalized with approximately $915 million in debt and $125 million in equity. The Marlin debt is supported by the assets of Atlantic Water Trust and Enron's contingent obligation to cause the sale of Enron equity, if needed, in an amount sufficient to retire such obligations. In the event that the sale of equity is not sufficient to retire such obligations, Enron is liable for the shortfall.

       DESCRIPTION OF TRIGGER EVENTS. Osprey and Marlin's debt obligations contain certain "Note Trigger Events" to protect the note holders, including (i) an Enron senior unsecured debt rating below investment grade by any of the three major credit rating agencies concurrent with an Enron stock closing price of $59.78 per share or below in the case of Osprey and $34.13 per share or below in the case of Marlin; (ii) a cross default to Enron senior obligations in excess of $50 million and $100 million for Osprey and Marlin, respectively; and (iii) the requirement that an amount sufficient to redeem the notes be deposited with a trustee 120 days prior to maturity dates of January 15, 2003 and July 15, 2003 for Osprey and Marlin, respectively. As of November 16, 2001 the Enron stock closing price was $9.00 per share.

       In the event a Note Trigger Event was to occur, Enron has 21 days to file a registration statement for the issuance of equity to repay the notes and such registration statement has 90 days from the Note Trigger Event to become effective. Any Enron registration statement filed cannot become effective until Enron files its restated audited consolidated financial statements which is not expected until completion of the Special Committee investigation. In the event that Enron does not file its registration statement or the registration statement is not effective during the respective time requirements, Enron must pursue a private placement of equity, if permitted. If Enron cannot timely sell equity in an amount sufficient to repay the notes, Enron is obligated to pay the difference in cash.

       In the event that Enron fails to pay any debt obligations when due, including when such obligations may be accelerated, or is unable to refinance or obtain a waiver of or amendment to such obligations, a series of events would begin which could impact Enron's compliance with the terms of its Revolving Credit Agreements and certain other obligations, including bank debt facilities.

       Either as a result of the restructuring plan discussed in Note 2 or to raise cash to repay Enron's obligations discussed above, Enron may sell the assets of Whitewing and/or Atlantic Water Trusts for amounts below their carrying values. The net proceeds from the sale of such assets can be used to repay Enron's obligations discussed above. Accordingly, Enron may be required to record asset writedowns, possibly as early as the fourth quarter of 2001.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.     MINORITY INTERESTS

       Enron consolidates a limited partnership (the Limited Partnership), for which the consolidated third party's ownership interest is reflected in minority interests on Enron's balance sheet in the amount of $691 million at September 30, 2001. The Limited Partnership assets include a $690 million note payable from Enron and certain merchant investments, both domestic and international. Enron anticipates the receipt of approximately $250 million from the sale of one of the Limited Partnership's investments, a local gas distribution company in Brazil, upon the closing of the sale which is pending certain regulatory and other approvals. Enron may be required to use the net proceeds upon the closing of the sale, or a portion thereof, to repay a portion of the note payable.

       The November 12, 2001 downgrade in Enron's senior unsecured debt rating to BBB- by Standard & Poor's has caused a ratings event related to the Limited Partnership. This ratings event started a nine business day period during which Enron has the right, until November 26, 2001, to post an unsecured letter of credit equal to Enron's note payable, to repay the note payable with the Limited Partnership investing such proceeds in permitted investments, or to purchase the investors' interest in the Limited Partnership. To the extent that Enron does not satisfy this requirement by November 27, 2001, the investors have the right to immediately begin to liquidate the Limited Partnership assets. Additionally, as a result of the rating downgrade, the investors, subject to certain actions, are able to accelerate and assign the note payable. Consistent with the restructuring plan discussed in Note 2, Enron is currently working with the lenders to develop a mutually acceptable amendment or waiver to the transaction documents in order to avoid an early Enron payment obligation.

       Either as a result of the restructuring plan discussed in Note 2 or to raise cash to repay Enron's obligation discussed above, Enron may sell the Limited Partnership assets for amounts below their carrying values. The net proceeds from the sale of such assets can be used to repay Enron's obligation. Accordingly, Enron may be required to record asset writedowns, possibly as early as the fourth quarter of 2001.

       It is not possible to predict whether Enron will be able to favorably complete the actions described above. In the event that Enron fails to pay any debt obligations when due, including when such obligations may be accelerated, or is unable to refinance or obtain a waiver of its obligations, a series of events would begin which could impact Enron's compliance with the terms of its Revolving Credit Agreements and certain other obligations, including bank debt facilities.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.    EARNINGS PER SHARE

       The computation of basic and diluted earnings per share is as follows (in millions, except per share amounts):


                                                                                            Nine Months Ended
                                                                   Third Quarter               September 30,
                                                             ---------------------------------------------------
                                                                2001         2000(b)        2001(b)      2000(b)
                                                             ---------------------------------------------------
Numerator:
     Basic
         Income (loss) before cumulative effect
          of accounting changes                                 $(644)       $ 303          $ 206        $ 797
         Preferred stock dividends:
              Second preferred stock                               (4)          (5)           (12)         (13)
              Series B Preferred Stock                            (16)         (16)           (49)         (49)
                                                              -------------------------------------------------
         Income (loss) available to common
          shareholders before cumulative
          effect of accounting changes                           (664)         282            145          735
         Cumulative effect of accounting
          changes                                                   -            -             19            -
                                                              -------------------------------------------------
         Income (loss) available to common
          shareholders                                          $(664)       $ 282          $ 164        $ 735
                                                              =================================================
Diluted
         Income (loss) available to common
          shareholders before cumulative
          effect of accounting changes                          $(664)       $ 282          $ 145        $ 735
         Effect of assumed conversion
          of dilutive securities(a):
              Second preferred stock                                -            5              -           13
              Series B Preferred Stock                              -           16              -           49
                                                              -------------------------------------------------
         Income (loss) before cumulative effect
          of accounting changes                                  (664)         303            145          797
         Cumulative effect of accounting
          changes                                                   -            -             19            -
                                                              -------------------------------------------------
         Income (loss) available to common
          shareholders after assumed
          conversions                                           $(664)       $ 303          $ 164        $ 797
                                                              =================================================
Denominator:
     Denominator for basic earnings per
      share - weighted-average shares                             761          729            753          719
     Effect of assumed conversion of
      dilutive securities(a):
         Preferred stock:
              Second preferred stock                                -           35              -           35
              Series B Preferred Stock                              -           50              -           50
         Stock options                                              -           44             23           44
         Equity instruments                                         -            -             30            -
                                                              -------------------------------------------------
     Dilutive potential common shares                               -          129             53          129
                                                              -------------------------------------------------
     Denominator for diluted earnings per
      share - adjusted weighted-average
      shares and assumed conversions                              761          858            806          848
                                                              =================================================
Basic earnings (loss) per share:
     Before cumulative effect of
       accounting changes                                     $ (0.87)       $0.39          $0.19        $1.02
     Cumulative effect of accounting
      changes                                                       -            -           0.03            -
                                                              -------------------------------------------------
Basic earnings (loss) per share                               $ (0.87)       $0.39          $0.22        $1.02
                                                              =================================================
Diluted earnings (loss) per share:
     Before cumulative effect of
      accounting changes                                      $ (0.87)       $0.35          $0.18        $0.94
     Cumulative effect of accounting
      changes                                                       -            -           0.02            -
                                                              -------------------------------------------------
     Diluted earnings (loss) per share                        $ (0.87)       $0.35          $0.20        $0.94
                                                              =================================================

(a) For the three months ended September 30, 2001, the dividends and conversion of the second preferred stock and the Series B Preferred Stock, stock options and equity instruments have been excluded from the computation because they are anti-dilutive. For the nine months ended September 30, 2001, the dividends and conversion of the second preferred stock and the Series B Preferred Stock have been excluded from the computation because they are anti-dilutive.

(b)  Restated (see Note 3).

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.    COMPREHENSIVE INCOME

       Comprehensive income (loss) includes the following (in millions):


                                                                                      Nine Months Ended
                                                            Third Quarter                September 30,
                                                      ----------------------------------------------------
                                                          2001        2000(a)        2001(a)      2000(a)
                                                      ---------------------------------------------------
Net income (loss)                                        $(644)       $ 303          $ 225         $ 797
Other comprehensive income (loss)
 (net of tax):
     Foreign currency translation
      adjustment                                            48         (117)          (301)(b)      (286)
     Derivative instruments:
         Cumulative effect of
          accounting changes                                 -            -             25             -
         Deferred gain on derivative
          instruments associated with
          hedges of future cash flows                       17            -             (5)            -
         Recognition in earnings of
          previously deferred losses
          related to derivative
          instruments used as cash
          flow hedges                                      (34)           -            (55)(c)         -
         SFAS 71 deferral of net gains
          to regulatory asset                               12            -             12             -
     Change in value of available-
      for-sale investments                                 (16)          (8)            (5)          (22)
                                                         -----------------------------------------------
Total comprehensive income (loss)                        $(617)       $ 178          $(104)        $ 489
                                                         ===============================================

(a)  Restated (see Note 3).

(b) Change primarily reflects the decline in value of the Brazilian real and the British Pound.

(c) Includes an after-tax gain of $10 million related to the discontinuation of a cash flow hedge on a forecasted transaction that became probable of not occurring.

     The accumulated other comprehensive income at September 30, 2001 was a $1.5 billion reduction in Shareholders' Equity. Of this amount, $1.1 billion relates to currency translation impacts for assets in Brazil.

12.    BUSINESS SEGMENT INFORMATION

       As discussed in Note 2, management is in the process of dividing Enron into three fundamental groups of businesses - Core, Non-Core and Under Review. The following business segment information does not reflect the results of this on-going evaluation.

       As discussed in Note 3, the Consolidated Financial Statements included herein have been adjusted to reflect the impacts of the anticipated restatements based on Enron's current understanding of the relevant facts. The following business segment information reflects the impact of such adjustments.

       Enron's business is divided into reporting segments, defined as components of an enterprise about which financial information is available and evaluated regularly by the Office of the Chairman, which serves as the chief operating decision making group.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       In August 2001, after Jeff Skilling resigned from his position as CEO, Ken Lay, Chairman of the Board, assumed the additional responsibilities of CEO. In addition, Greg Whalley and Mark Frevert were promoted to president and chief operating officer and vice chairman, respectively, and joined Mr. Lay in the Office of the Chairman. The Office of the Chairman serves as Enron's chief operating decision maker in allocating resources to and assessing the performance of its business units. In connection with these events, Enron reorganized the manner in which its business units report to the Office of the Chairman. Enron's new reporting segments are Wholesale - Americas, Wholesale - Europe and Other Commodity Markets, Retail Services, Natural Gas Pipelines, Portland General, Global Assets, Broadband Services and Corporate and Other. Year 2000 results in the following table have been restated to reflect this change.

       Additionally, beginning in 2001, the commodity-related risk management activities of Retail Services' North American customer contracts were transferred to the Americas segment, consolidating all North American energy commodity risk management activities within one segment. In 2001, Retail Services' business includes origination of new commodity and energy asset management and services contracts, execution of energy asset management and services activity and management of customer relationships. Year 2000 results in the following tables have been updated to reflect this change.

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                               Europe
                                                                 and
                                                                Other                             Natural
                                                              Commodity          Retail             Gas
(In Millions)                               Americas(c)        Markets         Services(c)       Pipelines
---------------------------------------------------------------------------------------------------------------
Three Months Ended
 September 30, 2001

Unaffiliated revenues(a)                      $28,581           $16,401         $  504               $ 135
Intersegment revenues(b)                          371                 7             (3)                  3
                                              ------------------------------------------------------------
     Total revenues                           $28,952           $16,408         $  501               $ 138
                                              ------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                 $   717           $   (21)        $   13               $  85
---------------------------------------------------------------------------------------------------------------

Nine Months Ended
 September 30, 2001

Unaffiliated revenues(a)                      $83,859           $49,023         $1,691               $ 530
Intersegment revenues(b)                        1,249              (555)            46                   4
                                              ------------------------------------------------------------
     Total revenues                           $85,108           $48,468         $1,737               $ 534
                                              ------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                 $ 1,960           $   235         $   99               $ 295
---------------------------------------------------------------------------------------------------------------



                                             Portland          Global           Broadband        Corporate
(In Millions)                                 General          Assets           Services       and Other(d)          Total
--------------------------------------------------------------------------------------------------------------------------
Three Months Ended
 September 30, 2001

Unaffiliated revenues(a)                       $  894            $  422         $ (125)              $  65         $ 46,877
Intersegment revenues(b)                           11                 2              -                (391)               -
                                               ----------------------------------------------------------------------------
     Total revenues                            $  905            $  424         $ (125)              $(326)        $ 46,877
                                               ----------------------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                  $  (17)           $ (268)        $ (357)              $(818)         $  (666)
---------------------------------------------------------------------------------------------------------------------------

Nine Months Ended
 September 30, 2001

Unaffiliated revenues(a)                       $2,367            $1,131         $  (25)              $ 142         $138,718
Intersegment revenues(b)                          136                 3             (1)               (882)               -
                                               ----------------------------------------------------------------------------
     Total revenues                            $2,503            $1,134         $  (26)              $(740)        $138,718
                                               ----------------------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                  $  108            $ (275)         $(494)              $(947)        $    981
----------------------------------------------------------------------------------------------------------------------------

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                               Europe
                                                                 and
                                                                Other                             Natural
                                                              Commodity          Retail             Gas
(In Millions)                               Americas(c)        Markets         Services(c)       Pipelines
-------------------------------------------------------------------------------------------------------------------
Three Months Ended
 September 30, 2000(e)

Unaffiliated revenues(a)                      $20,374           $ 7,566         $  514               $ 130
Intersegment revenues(b)                          548              (407)            21                   3
                                              ------------------------------------------------------------
     Total revenues                           $20,922           $ 7,159         $  535               $ 133
                                              ------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                 $   549            $   53         $   27               $  83
-------------------------------------------------------------------------------------------------------------------

Nine Months Ended
 September 30, 2000(e)

Unaffiliated revenues(a)                      $39,678           $15,578         $1,210               $ 503
Intersegment revenues(b)                          764              (416)            59                   8
                                              ------------------------------------------------------------
     Total revenues                           $40,442           $15,162         $1,269               $ 511
                                              ------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                 $ 1,009           $   265         $   79               $ 289
-------------------------------------------------------------------------------------------------------------------


                                             Portland          Global           Broadband        Corporate
(In Millions)                                 General          Assets           Services       and Other(d)          Total
--------------------------------------------------------------------------------------------------------------------------
Three Months Ended
 September 30, 2000(e)

Unaffiliated revenues(a)                       $  663            $  394          $ 162               $  31          $29,834
Intersegment revenues(b)                           66                14              -                (245)               -
                                               ----------------------------------------------------------------------------
     Total revenues                            $  729            $  408          $ 162               $(214)         $29,834
                                               ----------------------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                  $   74            $   19          $ (20)              $(106)          $  679
---------------------------------------------------------------------------------------------------------------------------

Nine Months Ended
 September 30, 2000(e)

Unaffiliated revenues(a)                       $1,442            $1,136          $ 335               $   5          $59,887
Intersegment revenues(b)                          115                14              -                (544)               -
                                               ----------------------------------------------------------------------------
     Total revenues                            $1,557            $1,150          $ 335               $(539)         $59,887
                                               ----------------------------------------------------------------------------

Income (loss) before interest,
 minority interests and
 income taxes                                  $  241            $  117          $ (38)              $(154)         $ 1,808
---------------------------------------------------------------------------------------------------------------------------

(a)  Unaffiliated revenues include sales to unconsolidated affiliates.

(b) Intersegment sales are made at prices comparable to those received from unaffiliated customers and in some instances are affected by regulatory considerations.

(c) The 2000 amounts have been changed to reflect the new segment presentation. In the prior year, Retail Services reported revenues and IBIT of $1,476 million and $30 million, respectively, for the third quarter of 2000. Updated full year 2000 revenues and IBIT were $1,766 million and $173 million, respectively. Operating results in 2001 include servicing charges from Americas for management of Retail Services' risk management activities. These servicing charges are reflective of the applicable level of risk management services provided and have been presented on a basis consistent with how such charges are reported internally.

(d)  Includes consolidating eliminations.

(e)  Restated (see Note 3).

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Total assets by segment are as follows (in millions):


                                                                  September 30,        December 31,
                                                                      2001                2000(a)
                                                              ---------------------------------------
Americas                                                            $26,735               $31,131
Europe and Other Commodity Markets                                   14,756                11,812
Retail Services                                                       1,476                 1,279
Natural Gas Pipelines                                                 3,457                 3,527
Portland General                                                      4,254                 4,773
Global Assets                                                         7,593                 7,892
Broadband Services                                                    1,277                 1,327
Corporate and Other                                                   2,235                 3,185
                                                                    -----------------------------
       Total Assets                                                 $61,783               $64,926
                                                                    =============================

(a)  Restated (see Note 3).

       The decrease in assets of the Americas segment is primarily related to the decline in per unit commodity prices and the sale of five peaking power plants. The increase in assets of the Europe and Other Commodity Markets segment is due to the growth of the segment's commodity business.

13.    DERIVATIVE INSTRUMENTS

       On January 1, 2001, Enron recognized an after-tax non-cash gain of $19 million in earnings and deferred an after-tax non-cash gain of $25 million in "Accumulated Other Comprehensive Income" (OCI), a component of shareholders' equity, and reclassified $277 million from "Long-Term Debt" to "Price Risk Management Liabilities" to reflect the initial adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at its fair value through earnings, with special accounting permitted for certain qualifying hedges as described in the following paragraphs.

       In the ordinary course of business, Enron enters into derivative instruments, as defined in SFAS No. 133, as part of its normal risk management operations, which are subject to parameters established by Enron's Board of Directors. The adoption of SFAS No. 133 has no impact on the way Enron accounts for its risk management business activities.

       On a much more limited basis, Enron's other businesses enter into derivative instruments, such as forwards, swaps and other contracts, to hedge certain non-trading risks, including interest rate risk, commodity price risk and foreign currency exchange rate risk. Enron primarily uses cash flow hedges, for which Enron's objective is to provide protection against variability in cash flows due to an associated variable risk. Enron accounts for such hedging activity by initially deferring the gain or loss related to the fair value changes in derivative instruments in OCI. The deferred change in fair value is then reclassified into income concurrently with the recognition in income of the cash flow item hedged. The net after-tax amount expected to be reclassified from OCI within the next 12 months is approximately $5 million. Enron recognized a loss of approximately $13 million related to ineffectiveness in cash flow hedges. Enron has also entered into a limited number of fair value hedges to protect the fair value of

                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

certain liabilities from variability caused by fluctuations in either interest rates or foreign currency exchange rates. Enron accounts for these hedges by recognizing the fair value of both the derivative instrument and the hedged item into income concurrently. There was no material ineffectiveness in fair value hedges during the first nine months of 2001. Certain of Enron's unconsolidated affiliates entered into net investment hedges to protect against the foreign currency exposure related to foreign operations. Enron recorded an increase of approximately $15 million in OCI related to such hedges in 2001. Enron also holds a limited number of derivative instruments in its non-risk management businesses, which do not meet the requirements of SFAS No. 133 for hedge accounting, but provide Enron with an economic hedge of an associated risk.

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

       In August 2001, the OPUC issued a general rate order that, among other things, excluded all SFAS No. 133 mark-to-market valuations for determining net variable power costs in setting PGE base rates. This action was further supported by an accounting order issued by the OPUC in June 2001 directing deferral as a regulatory asset or liability under SFAS 71 the effects of SFAS 133 mark-to-market on contracts subject to regulation. As a result, subsequent to August 2000, PGE began recording a regulatory asset or regulatory liability pursuant to SFAS 71 to fully offset the net effects of unrealized gains and losses in earnings and OCI.

       PGE's net after-tax amount expected to be reclassified from OCI and to be fully offset by recording a regulatory asset or regulatory liability within the next 12 months is approximately $5 million.

14.    NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets.

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

                   ITEM 1. FINANCIAL STATEMENTS - (CONCLUDED)
                          ENRON CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill.

       At September 30, 2001, Enron's goodwill related to consolidated entities was approximately $3.5 billion. Additionally, unconsolidated equity affiliates of Enron have approximately $1.9 billion of goodwill. Estimated annual amortization of such goodwill is approximately $195 million, of which approximately $65 million relates to unconsolidated equity affiliates. Enron is in the process of evaluating the application of SFAS No. 142 in light of recent events discussed in Note 2.

       In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Enron is in the process of evaluating the impact of SFAS No. 143 on the financial statements.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which must be applied to fiscal years beginning after December 15, 2001, addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Enron is in the process of evaluating the impact of SFAS No. 144 on the financial statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                          ENRON CORP. AND SUBSIDIARIES


EXPLANATORY NOTE

       As explained in a November 8, 2001 Form 8-K filed by Enron Corp. (Enron) with the Securities and Exchange Commission (SEC), Enron will be filing restated consolidated financial statements for the fiscal years ended December 31, 1997 through 2000 and for the first and second quarters of 2001 but it has not yet done so. As a result, the previously issued financial statements for these periods and the audit reports covering the year-end financial statements for 1997 through 2000 should not be relied upon. In addition, as discussed in Note 2 to the Consolidated Financial Statements, Enron's Board of Directors has formed a Special Committee to conduct an independent investigation and review of transactions between Enron and certain related parties. The Special Committee has retained the law firm of Wilmer, Cutler & Pickering (Wilmer, Cutler) as its counsel. Wilmer, Cutler has retained Deloitte & Touche LLP to provide related accounting advice to the law firm. The Special Committee began its review on October 26, 2001. Management believes that, based on information currently available to it, the consolidated financial statements set forth herein were compiled in accordance with generally accepted accounting principles and fairly depict the financial condition and results of operations of Enron, and include adjustments designed to capture the anticipated restatements. Information gathered during the Special Committee's investigation, however, may impact the unaudited results set forth herein, including the adjustments designed to reflect the necessary restatements as well as the information set forth in the November 8, 2001 Form 8-K. In addition, Enron has been advised by Arthur Andersen LLP, Enron's independent auditors, that, due to their need to complete review procedures and the ongoing Special Committee investigation, Arthur Andersen LLP is unable at this time to finalize its review of Enron's consolidated financial statements set forth herein in accordance with established professional standards and procedures for conducting such reviews, as established by generally accepted auditing standards, which review is required by Rule 10-01(d) of Regulation S-X.

RECENT EVENTS

       As discussed in "Liquidity, Capital Resources and Outlook" below, following Enron's announcement of its third quarter 2001 results on October 16, 2001 there was a significant decrease in Enron's common share price and subsequent decreases in the long-term credit ratings of Enron's debt. This situation resulted in the loss of investor confidence and significantly affected Enron's ability to raise capital. Additionally, on November 9, 2001, Enron and Dynegy Inc. (Dynegy) announced the execution of a definitive merger agreement between the two companies. As a result of the Dynegy merger agreement and the loss of investor confidence, Enron has initiated an action plan for restructuring its businesses. The key aspects of the action plan involve (i) concentrating primarily on Enron's core businesses; (ii) taking aggressive steps to rationalize the existing cost structure; (iii) accelerating the process of divesting non-core businesses and assets; (iv) restructuring scheduled maturities of debt and other obligations; (v) completing the investigation by the Special Committee with respect to related party transactions; (vi) reviewing and strengthening Enron's corporate governance; and (vii) expanding certain disclosures with a focus on increased transparency. Management and the

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


Board have not completed nor approved a restructuring plan. Such restructuring plan is currently being prepared and, therefore, Enron is unable to estimate the timing of implementation or the financial impacts. Enron's fourth quarter 2001 results of operations will likely be negatively impacted by severance, restructuring and other charges resulting from the repositioning of many of Enron's businesses.

       In order to focus on Enron's core businesses and rationalize their cost structure, management is in the process of dividing Enron into three fundamental groups of businesses - Core, Non-Core and Under Review. For a description of each group of businesses, see "Liquidity, Capital Resources and Outlook" below.

       The recent deterioration in Enron's credit rating has caused a negative impact on Enron's projected 2001 fourth quarter profitability. This is primarily the result of a reduced level of transaction activity by Enron's trading counterparties, particularly longer-term transactions. However, it is too early to determine the exact impact these events will have on Enron's fourth quarter 2001 operating results. Additionally, the fourth quarter of 2001 will likely be negatively impacted by severance, restructuring and other charges resulting from the repositioning of many of Enron's businesses consistent with the restructuring plan as well as potential writedowns as discussed in "Liquidity, Capital Resources and Outlook - Unconsolidated Equity Affiliates" below.

RESULTS OF OPERATIONS - THIRD QUARTER 2001 VS. THIRD QUARTER 2000

       The following review of Enron's results of operations should be read in conjunction with the Consolidated Financial Statements. The Consolidated Financial Statements included herein have been adjusted to reflect the anticipated impacts of the restatements discussed in Note 3. For the impacts on Enron's Consolidated Financial Statements for the years ended December 31, 1997 through 2000 and for the first and second quarters of 2001, see Note 3 to the Consolidated Financial Statements. While these restatements reflect Enron's current understanding of the relevant facts, it is possible that the Special Committee's investigation will identify additional or different information concerning these matters and Enron cannot predict what impact the information gathered by the Special Committee may have on the financial information included in this report. As a result, Enron will not issue amendments to its annual reports on Forms 10-K for the years ended December 31, 1997 through 2000, or its quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 to reflect the anticipated restatements of Enron's Consolidated Financial Statements until the Special Committee has completed its investigation.

CONSOLIDATED NET INCOME

       Enron reported a loss of $644 million in the third quarter of 2001 compared to $303 million of earnings in the third quarter of 2000. The significant decrease relates to losses on investing activities discussed in "Corporate and Other", the impairments by Azurix Corp. discussed in "Global Assets" and charges recorded by Broadband Services. Enron's business is divided into eight reporting segments.

       Wholesale - Americas. The Wholesale - Americas segment (Americas) consists of Enron's gas and power market-making operations and merchant energy activities in North and South America.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Wholesale - Europe and Other Commodity Markets. The Wholesale - Europe and Other Commodity Markets segment (Europe and Other) includes Enron's European gas and power operations and Enron's other commodity businesses, such as metals, coal, crude and liquids, weather, forest products and steel.

       Retail Services. Retail Services is extending Enron's energy expertise and capabilities to end-use retail customers in the industrial and commercial business sectors to manage their energy requirements and reduce their total energy costs.

       Natural Gas Pipelines. The Natural Gas Pipelines segment includes Enron's interstate natural gas pipelines, primarily Northern Natural Gas Company (Northern), Transwestern Pipeline Company (Transwestern), Enron's 50% interest in Florida Gas Transmission Company (Florida Gas) and Enron's interests in Northern Border Partners, L.P. and EOTT Energy Partners, L.P. (EOTT).

       Portland General. This segment consists of Portland General Electric, an electric utility in the northwestern U.S.

       Global Assets. The Global Assets segment includes energy-related assets that are not part of Enron's wholesale or retail energy operations. Major assets of this segment include Elektro, an electric utility in Brazil; Dabhol, a power plant in India; natural gas pipelines in South America; Enron Renewable Energy Corp. (EREC), which develops and constructs wind-generated power projects; and Enron's investment in Azurix Corp.

       Broadband Services. Enron's broadband services business (Broadband Services) provides customers with broadband services, including network intermediation services.

       Corporate and Other. Corporate and Other includes the operations of Enron's methanol and MTBE plants as well as overall corporate activities of Enron.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

       The following table presents income (loss) before interest, minority interests and income taxes (IBIT) for each of Enron's operating segments (in millions):


                                                            Third Quarter
                                                     --------------------------
                                                        2001              2000
                                                     --------------------------
Americas                                                 $ 717            $ 549
Europe and Other                                           (21)              53
Retail Services                                             13               27
Natural Gas Pipelines                                       85               83
Portland General                                           (17)              74
Global Assets                                             (268)              19
Broadband Services                                        (357)             (20)
Corporate and Other                                       (818)            (106)
                                                         ----------------------
     Income (loss) before interest and taxes             $(666)           $ 679
                                                         ======================

WHOLESALE SERVICES BUSINESS

       Enron's Wholesale Services business is comprised of two segments, Americas and Europe and Other (collectively Wholesale Services). Wholesale Services builds its business through the creation of networks involving selective asset ownership, contractual access to third-party assets and market-making activities. Each market in which it operates utilizes these

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

components in a slightly different manner and is at a different stage of development. This network strategy has enabled Enron to establish a leading position in its markets. Activities may be integrated into a bundled product offering for Enron's customers.

       Wholesale Services manages its portfolio of contracts and assets in order to maximize value, minimize the associated risks and provide overall liquidity. In doing so, it uses portfolio and risk management disciplines, including offsetting or hedging transactions, to manage exposures to market price movements (commodities, interest rates, foreign currencies and equities). Additionally, Wholesale Services manages its liquidity and exposure to third-party credit risk through monetization of its contract portfolio or third-party insurance contracts.

       Additionally, Wholesale Services invests in debt and equity securities of energy-related businesses, which may also utilize its products and services. With these merchant investments, Enron's influence is much more limited relative to assets developed or constructed. Earnings from these activities, which are accounted for on a fair value basis and are included in revenues, result from changes in the market value of the securities. Wholesale Services uses risk management disciplines, including hedging transactions, to manage the impact of market price movements on its merchant investments.

AMERICAS

       Significant components of Americas' results are as follows (in millions):


                                                            Third Quarter
                                                     ---------------------------
                                                         2001              2000
                                                     ---------------------------
Revenues                                               $28,952          $20,922
Cost of sales                                           28,550           20,197
                                                       ------------------------
     Gross margin                                          402              725
Operating expenses                                         145              168
Depreciation and amortization                               54               22
Equity in earnings                                         515               43
Other, net                                                  (1)             (29)
                                                       ------------------------
     IBIT                                              $   717          $   549
                                                       ========================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Americas markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):


                                                             Third Quarter
                                                     ---------------------------
                                                        2001              2000
                                                     ---------------------------
Physical Volumes (BBtue/d)(a):
     Gas                                                26,659           25,253
     Power(b)                                           31,507           17,777
                                                       ------------------------
         Total                                          58,166           43,030
                                                       ========================

Power Volumes Marketed (Thousand MWh)(c)               289,853          163,556
                                                       ========================

Financial Settlements (Notional)(Bbtue/d)              247,467          163,995
                                                       ========================

(a)  Billion British thermal units equivalent per day.

(b)  Represents electricity volumes, converted to BBtue/d.

(c)  Thousand megawatt-hours.

       Gross margin of Americas, excluding the impact of a change in value of Enron's contingent obligation to Whitewing (Whitewing Obligation) discussed in
Note 8 to the Consolidated Financial Statements, increased $260 million in the third quarter of 2001 as compared to the third quarter of 2000, primarily as a result of increased earnings from both gas and power marketing operations, partially offset by a decline in the value of merchant investments. Gas and power marketing operations benefited from price volatility in the third quarter of 2001. In the third quarter of 2001, the Whitewing Obligation resulted in a decrease in revenues of approximately $583 million with a corresponding increase in equity in earnings of unconsolidated affiliates.

       Operating expenses decreased $23 million in the third quarter of 2001 as compared to the same period in 2000, primarily as a result of the sale of certain Houston Pipeline Company assets in the second quarter of 2001. Depreciation and amortization increased $32 million primarily as a result of increased amortization related to intangible assets acquired in the second quarter of 2001 and other assets and depreciation associated with computer-related equipment placed into service in 2001.

       Equity in earnings, excluding the impact of the Whitewing Obligation, decreased $111 million in the third quarter of 2001 as compared to the same period of 2000 primarily as a result of the decline in the value of merchant investments held by unconsolidated equity affiliates. Other, net in the third quarter of 2000 included charges related to losses on transactions in foreign currencies, partially offset by interest income.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


EUROPE AND OTHER

       Significant components of Europe and Other's results are as follows (in millions):


                                                            Third Quarter
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------

Revenues                                              $16,408           $7,159
Cost of sales                                          16,174            6,900
                                                      ------------------------
     Gross margin                                         234              259
Operating expenses                                        218              208
Depreciation and amortization                              21               19
Equity in earnings                                         (7)              (5)
Other, net                                                 (9)              26
                                                      ------------------------
     Income (loss) before interest and taxes          $   (21)         $    53
                                                      ========================

       Europe and Other markets and provides energy and other commodities as reflected in the following tables (including intercompany amounts):

                                                             Third Quarter
                                                     ---------------------------
                                                        2001              2000
                                                     ---------------------------
Physical Volumes (BBtue/d)(a):
     Gas                                                 9,338            3,595
     Power(b)                                           11,306            1,080
     Crude oil and liquids                               9,410            5,754
                                                       ------------------------
         Total                                          30,054           10,429
                                                       ========================

Power Volumes Marketed (Thousand MWh)(c)               104,006            9,932
                                                       ========================

Financial Settlements (Notional)(Bbtue/d)               71,930           48,179
                                                       ========================

Other Commodity Volumes:
     Crude oil and liquids (MM Bbl)                        157              105
     Coal (thousand tons)                               21,770            9,942
     Weather (notional value $MM)                          304              164
     LNG (BBtue)                                         8,874                -
     Metals (thousand tons)                              2,362              969
     Forest products (thousand tons)                       899              101
     Steel (thousand tons)                                 648                -

(a)  Billion British thermal units equivalent per day.

(b)  Represents electricity volumes, converted to BBtue/d.

(c)  Thousand megawatt-hours.

       Gross margin of Europe and Other decreased $25 million in the third quarter of 2001 as compared to the third quarter of 2000, primarily as a result of lower earnings from European power marketing operations, an adjustment to reflect an increase in credit reserves in the crude oil and liquids marketing business and the settlement of certain construction related receivables for less than book value subsequent to September 30, 2001 but prior to the filing date of the Form 10-Q (these amounts were not reflected in Enron's announcement of its third quarter 2001 results on October 16, 2001), partially offset by increased earnings from the European gas marketing operations and steel, coal and liquids marketing.

       Operating expenses for Europe and Other increased $10 million in the third quarter of 2001 as compared to the same period of 2000 primarily due to the expansion into new markets and the growth of the European operations.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Other, net in the third quarter of 2001 included charges related to losses on transactions in foreign currencies partially offset by interest income. Other, net in the third quarter of 2000 primarily reflected interest income.

RETAIL SERVICES

       Retail Services sells or manages the delivery of natural gas, electricity, liquids and other commodities to industrial and commercial customers located in North America and Europe. Retail Services also provides full energy management services. This integrated product includes the management of commodity delivery, energy information and energy assets, and price risk management activities.

       Significant components of Retail Services' results are as follows (in millions):


                                                            Third Quarter
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------
Revenues                                                $ 501            $ 535
Cost of sales                                             261              406
                                                        ----------------------
     Gross margin                                         240              129
Operating expenses                                        142              115
Depreciation and amortization                              10               10
Equity losses and impairment of New Power
 Holdings, Inc.                                           (76)             (15)
Other, net                                                  1               38
                                                        ----------------------
     IBIT                                               $  13            $  27
                                                        ======================

       Revenues decreased $34 million in the third quarter of 2001 compared to the third quarter of 2000 primarily as a result of lower retail gas sales partially offset by an increase in long-term energy contracts originated in 2001 and the monetization of interests in a merchant asset for a gain of $21 million. Gross margin increased $111 million in the third quarter of 2001 compared to the third quarter of 2000 due to long-term energy contracts originated in 2001 and the gain associated with the monetization of a merchant asset discussed above. Operating expenses increased $27 million primarily as a result of risk management support service expenses in 2001 and higher computer system-related expenditures. Equity losses for both periods reflect Retail Services' portion of losses of New Power Holdings, Inc. (NPW), formerly The New Power Company. In the third quarter of 2001, Retail Services recorded a $58 million charge which is included in equity losses to reduce its carrying value in its investment in NPW. Other, net in the third quarter of 2000 consisted primarily of gains associated with Retail Services' monetization of a portion of its interest in NPW.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


NATURAL GAS PIPELINES

       The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.


                                                            Third Quarter
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------

Total Volumes Transported (BBtu/d)(a)
     Northern Natural Gas                               2,770            3,009
     Transwestern Pipeline                              1,823            1,746
     Florida Gas Transmission                           1,927            1,649
     Northern Border Pipeline                           2,295            2,420

(a)  Reflects 100% of each entity's throughput volumes.

       Significant components of Natural Gas Pipelines' results are as follows (in millions):

                                                            Third Quarter
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------

Net revenues                                            $ 136            $ 132
Operating expenses                                         74               74
Depreciation and amortization                              17               17
Equity in earnings                                         18               28
Other, net                                                 22               14
                                                        ----------------------
     IBIT                                               $  85            $  83
                                                        ======================

       Revenues, net of cost of sales (net revenues) of Natural Gas Pipelines increased $4 million in the third quarter of 2001 compared to the third quarter of 2000 primarily due to higher transportation rates and volumes at Transwestern. Equity in earnings decreased $10 million in the third quarter of 2001 as compared to the same period in 2000 primarily due to lower operating results from Florida Gas and the monetization of Enron's investment in EOTT. In 2001, other, net consisted primarily of a gain related to the expiration of an Enron guarantee to fund the EOTT partnership. Other, net for the third quarter of 2000 included a gain related to the sale of compressor-related equipment.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


PORTLAND GENERAL
       Statistics for Portland General for the third quarter of 2001 and 2000 are as follows:

                                                           Third Quarter
                                                    ----------------------------
                                                      2001              2000
                                                    ----------------------------
Electricity Sales (Thousand MWh)(a)
     Residential                                       1,432            1,444
     Commercial                                        1,870            1,964
     Industrial                                        1,207            1,249
                                                       ----------------------
         Total Retail                                  4,509            4,657
     Wholesale                                         4,062            5,703
                                                       ----------------------
         Total Electricity Sales                       8,571           10,360
                                                       ======================

Average Billed Revenue (cents per kWh)                  9.51             6.89

Resource Mix
     Coal                                                 16%               9%
     Combustion Turbine                                   16               14
     Hydro                                                 4                4
                                                         --------------------
         Total Generation                                 36               27
     Firm Purchases                                       58               63
     Secondary Purchases                                   6               10
                                                         --------------------
         Total Resources                                 100%             100%
                                                         ====================

Average Variable Power Cost (Mills/kWh)(b)             119.3             48.8

Retail Customers (end of period, thousands)              732              722


(a)  Thousand megawatt-hours.

(b)  Mills (1/10 cent) per kilowatt-hour.

       Significant components of Portland General's results are as follows (in millions):



                                                            Third Quarter
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------
Revenues                                                $ 905            $ 729
Purchased power and fuel                                  822              522
                                                        ----------------------
     Net revenues                                          83              207
Operating expenses                                         68               85
Depreciation and amortization                              32               59
Other, net                                                  -               11
                                                        ----------------------
     Income (loss) before interest and taxes            $ (17)           $  74
                                                        ======================

       Net revenues decreased $124 million in the third quarter of 2001 compared to the third quarter of 2000. The decrease was due to increased power costs resulting from general market conditions, including lower hydroelectric generation. Portland General entered into power contracts in prior periods to ensure adequate supply for the recent quarter at prices that were significantly higher than actual settled prices during the third quarter of 2001. Although the rate mechanism in place anticipated and substantially mitigated the effect of the higher purchased power costs, only the amount in excess of a defined baseline was recoverable from ratepayers. Increased power cost recovery was incorporated into Portland General's new fifteen-month rate structure, which became effective October 1, 2001 and included an average 40 percent rate increase.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Operating expenses decreased primarily as a result of lower maintenance costs and lower regulatory and overhead expenses. Depreciation and amortization decreased in 2001 primarily as a result of a favorable energy efficiency rate mechanism adjustment, partially offset by increased regulatory amortization. Third quarter 2001 other, net included the impact of a decline in the value of investments. Other, net in 2000 consisted primarily of a gain on the sale of a generation-related asset.

       On October 8, 2001, Enron entered into an agreement with Northwest Natural Gas Company (NW Natural) for the sale of Portland General for $1.9 billion, comprised of $1.55 billion in cash, $200 million in NW Natural preferred stock and common stock purchase units, $50 million in NW Natural common stock and the assumption of Enron's $75 million balance on its customer benefits obligation, which was stipulated in its 1996 agreement to purchase Portland General. In addition to the purchase price, NW Natural will assume approximately $1.1 billion in Portland General debt and preferred stock. The proposed transaction, which is subject to customary regulatory approvals, is expected to close by the fourth quarter of 2002. Enron currently believes that the after-tax gain on the sale of Portland General will not be material. However, certain regulatory and other contingencies could negatively impact Enron's current estimate. Enron's carrying amount of Portland General as of September 30, 2001 was $1.6 billion. Income before interest, minority interest and income taxes for Portland General was $108 million and $241 million for the nine month periods ended September 30, 2001 and 2000, respectively.

GLOBAL ASSETS

       Significant components of Global Assets' results are as follows (in millions):


                                                            Third Quarter
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------
Revenues                                                $ 424            $ 408
Cost of sales                                             286              244
Operating expenses                                        107              126
Depreciation and amortization                              46               50
Equity in earnings (losses)                              (263)              22
Other, net                                                 10                9
                                                        ----------------------
     Income (loss) before interest and taxes            $(268)           $  19
                                                        ======================

       Revenues increased $16 million in the third quarter of 2001 compared to the third quarter of 2000 due to an increase in project revenues at EREC, partially offset by a decrease in revenues from Elektro which had curtailed power sales due to the reduction in available hydro-generated power. Cost of sales increased $42 million in the third quarter of 2001 compared to the third quarter of 2000 due to an increase in costs at EREC, partially offset by a decrease in costs at Elektro. Operating expenses decreased due to reduced developmental activities partially offset by higher costs in EREC's
European operations.

       Equity in earnings (losses) for the third quarter of 2001, reflect the recognition of a loss of $287 million related to asset impairments by Atlantic Water Trust (the parent of Azurix Corp.), an equity method investment. These impairments primarily reflect Azurix's planned disposition of its North American and certain South American service-related businesses. See

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

"Unconsolidated Equity Affiliates" below for a discussion of Atlantic Water
Trust.

BROADBAND SERVICES

       Enron's network services intermediation business allows customers to manage unexpected fluctuation in the price, supply and demand of network-related requirements, including bandwidth and storage. The Enron Intelligent Network (the EIN), a nationwide fiber optic network, which connects 25 pooling points in North America, Europe and Japan, provides the infrastructure for Broadband Services' products.

       Significant components of Broadband Services' results are as follows (in millions):

                                                             Third Quarter
                                                     ---------------------------
                                                        2001              2000
                                                     ---------------------------
Revenues                                               $(125)           $ 162
Cost of sales                                              8                9
                                                       ----------------------
     Gross margin                                       (133)             153
Operating expenses                                       135              123
Depreciation and amortization                             84               52
Equity in earnings                                        (4)               -
Other, net                                                (1)               2
                                                       ----------------------
     Loss before interest and taxes                    $(357)           $ (20)
                                                       ======================

       In the third quarter of 2001, Broadband Services recorded charges totaling $277 million due to the continued weak market conditions in the broadband and communications sectors. The charges related to the content services business ($160 million), costs associated with restructuring Broadband Services' business ($83 million) and the write down of the value of certain broadband-related long-lived assets and excess network equipment to net realizable value ($34 million). The amount related to the content services business included the write-off of the value of Broadband Services' investment in content services entities, the impairment of related assets and a valuation adjustment on a derivative instrument associated with the content systems business. The adjustment to the derivative instrument was reflected in revenue resulting in negative revenue for 2001. Gross margin for the third quarter 2001 also reflects continued weakness in market conditions which negatively impacted results of operations. Third quarter 2000 gross margin benefited from the significant increase in the market value of Broadband Services' merchant investments.

CORPORATE AND OTHER

       Corporate and Other realized a loss before interest, minority interests and taxes of $818 million in the third quarter of 2001 compared to a loss of $106 million in the same period of 2000.

       In September 2001, as a result of deterioration in the credit quality of the Raptor SPEs caused by a decline in NPW's stock price, the increase in Raptor's exposure under derivative contracts with Enron and the increasing dilutive effect on Enron's earnings per share calculation, Enron acquired, for approximately $35 million, LJM's interests in the Raptor SPEs which were created in 2000 to hedge certain of Enron's merchant and other investments. See Notes 3 and 4 to the Consolidated Financial Statements. Enron recorded charges totaling $710 million ($462 million after tax) related to the acquisition of the Raptor SPEs and a charge of $48 million ($31 million after-tax) to write down Enron's investment in NPW warrants acquired in connection with the termination of the Raptor SPEs.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


INTEREST AND RELATED CHARGES, NET

       Interest and related charges, net is reported net of interest capitalized of $22 million and $3 million for the third quarter of 2001 and 2000, respectively. The net expense decreased $58 million in the third quarter of 2001 as compared to the same period of 2000, primarily due to decreased debt levels and lower interest rates resulting from general market conditions within the U.S.

INCOME TAX EXPENSE

       Income taxes decreased during the third quarter of 2001 as compared with the same period of 2000 primarily as a result of pretax losses due to charges related to the asset impairments by Azurix, the restructuring of Broadband Services and the losses associated with the Raptor SPEs. The projected effective tax rate for 2001 is lower than the statutory rate mainly due to differences between the book and tax basis of certain assets and stock sales.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2001 VS.
NINE MONTHS ENDED SEPTEMBER 30, 2000

       The following review of Enron's results of operations should be read in conjunction with the Consolidated Financial Statements. The Consolidated Financial Statements included herein have been adjusted to reflect the anticipated impacts of the restatements discussed in Note 3 to the Consolidated Financial Statements. For the impacts on Enron's Consolidated Financial Statements for the years ended December 31, 1997 through 2000 and for the first and second quarters of 2001, see Note 3 to the Consolidated Financial Statements. While these restatements included herein reflect Enron's current understanding of the relevant facts, it is possible that the Special Committee's investigation will identify additional or different information concerning these matters and Enron cannot predict what impact the information gathered by the Special Committee may have on the financial information included in this report. As a result, Enron will not issue amendments to its annual reports on Forms 10-K for the years ended December 31, 1997 through 2000, or its quarterly reports on Forms 10-Q for the quarterly periods ended March 31, 2001 and June 30, 2001 to reflect the anticipated restatements of Enron's Consolidated Financial Statements until the Special Committee has completed its investigation.

CONSOLIDATED NET INCOME

     Enron reported net income of $225 million for the first nine months of 2001 compared to $797 million during the same period in 2000. The significant decrease relates to losses on investing activities discussed in Corporate and Other, the impairments by Azurix Corp. discussed in Global Assets and charges recorded by Broadband Services.

INCOME BEFORE INTEREST, MINORITY INTERESTS AND INCOME TAXES

       The following table presents IBIT for each of Enron's operating segments (in millions):


                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                        2001              2000
                                                     ---------------------------

Americas                                                $1,960           $1,009
Europe and Other                                           235              265
Retail Services                                             99               79
Natural Gas Pipelines                                      295              289
Portland General                                           108              241
Global Assets                                             (275)             117
Broadband Services                                        (494)             (38)
Corporate and Other                                       (947)            (154)
                                                        -----------------------
     IBIT                                               $  981           $1,808
                                                        =======================

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

AMERICAS

       Significant components of Americas' results are as follows (in millions):


                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2001              2000
                                                    ----------------------------
Revenues                                                $85,108          $40,442
Cost of sales                                            83,137           38,969
                                                        ------------------------
     Gross margin                                         1,971            1,473
Operating expenses                                          610              513
Depreciation and amortization                               132               71
Equity in earnings                                          718              118
Other, net                                                   13                2
                                                        ------------------------
     IBIT                                               $ 1,960          $ 1,009
                                                        ========================

       Americas markets, transports and provides energy commodities as reflected in the following table (including intercompany amounts):


                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                        2001              2000
                                                    ----------------------------
Physical Volumes (BBtue/d)(a):
     Gas                                                 26,787           23,152
     Power(b)                                            25,642           14,287
                                                        ------------------------
         Total                                           52,429           37,439
                                                        ========================

Power Volumes Marketed (Thousand MWh)(c)                700,007          391,459
                                                        ========================

Financial Settlements (Notional)(Bbtue/d)               228,900          128,266
                                                        ========================

(a)  Billion British thermal units equivalent per day.

(b)  Represents electricity volumes, converted to BBtue/d.

(c)  Thousand megawatt-hours.

       Gross margin of Americas, excluding the impact of a change in value of Enron's contingent obligation to Whitewing (Whitewing Obligation) discussed in
Note 8 to the Consolidated Financial Statements, increased $1,271 million in the first nine months of 2001 as compared to the first nine months of 2000, primarily as a result of increased earnings from both power and gas marketing operations. The sale of five peaking power plants in 2001 favorably impacted gross margin from power marketing. The power and gas intermediation businesses both benefited from price volatility in the 2001. Gross margin from merchant investments was lower in the first nine months of 2001 as compared to the same period of 2000 primarily due to a decline in the value of investments in 2001 and a significant increase in the value of power-related investments in 2000. The Whitewing Obligation resulted in a decrease in revenues of approximately $773 million with a corresponding increase in equity in earnings.

       Operating expenses increased by $97 million in the first three quarters of 2001 compared to the same period in 2000 primarily due to the growth of Americas' commodity intermediation business. Depreciation and amortization increased $61 million primarily as a result of increased amortization related to intangible assets acquired in the second quarter of 2001 and other assets and depreciation associated with computer equipment placed into service in 2001.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Equity in earnings, excluding the impact of the Whitewing Obligation, decreased $173 million in the first nine months of 2001 as compared to the same period of 2000 primarily as a result of the decline in the value of merchant investments held by unconsolidated equity affiliates combined with increases in the value of merchant investments during the first nine months of 2000.

EUROPE AND OTHER

       Significant components of Europe and Other's results are as follows (in millions):


                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         2001              2000
                                                     ---------------------------

Revenues                                                $48,468          $15,162
Cost of sales                                            47,524           14,455
                                                         -----------------------
     Gross margin                                           944              707
Operating expenses                                          683              427
Depreciation and amortization                                65               50
Equity in earnings                                            9                3
Other, net                                                   30               32
                                                        ------------------------
     IBIT                                               $   235          $   265
                                                        ========================

       Europe and Other markets, transports and provides energy and other commodities as reflected in the following table (including intercompany amounts):


                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                         2001              2000
                                                     ---------------------------

Physical Volumes (BBtue/d)(a):
     Gas                                                  8,438            3,192
     Power(b)                                             7,798            1,086
     Crude Oil and Liquids                                8,776            5,640
                                                        ------------------------
         Total                                           25,012            9,918
                                                        ========================

Power Volumes Marketed (Thousand MWh)(c)                212,906           29,777
                                                        ========================

Financial Settlements (Notional)(Bbtue/d)                64,672           40,782
                                                        ========================

Other Commodity Volumes:
     Crude Oil and Liquids (MM Bbl)                         434              300
     Coal (thousand tons)                                67,209           28,643
     Weather (notional value $MM)                           779              512
     LNG (BBtue)                                         17,664                -
     Metals (thousand tons)                               6,904            2,946
     Forest Products (thousand tons)                      2,094              182
     Steel (thousand tons)                                  887                -

(a)  Billion British thermal units equivalent per day.

(b)  Represents electricity volumes, converted to BBtue/d.

(c)  Thousand megawatt-hours.

       Gross margin of Europe and Other increased $237 million in the first nine months of 2001 as compared to the first nine months of 2000, primarily as a result of increased earnings from European power and gas marketing operations and steel, coal and liquids marketing partially offset by lower earnings from

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

Enron's metals marketing operations, an adjustment to reflect an increase in credit reserves in the crude oil and liquids marketing business and the settlement of certain construction related receivables for less than book value subsequent to September 30, 2001 but prior to the filing date of the Form 10-Q (these amounts were not reflected in Enron's announcement of its third quarter 2001 results on October 16, 2001).


       Operating expenses for Europe and Other increased $256 million in the first nine months of 2001 as compared to the same period of 2000 and depreciation and amortization increased $15 million primarily due to the expansion into new markets and the growth of the European operations.

       Equity in earnings in the first nine months of 2001 increased as compared to the same period of 2000 primarily due to the earnings from an affiliate formed in 2001 to hold Enron's investment in forest product-related assets. Other, net in both 2001 and 2000 primarily consisted of interest income.

RETAIL SERVICES

       Significant components of Retail Services' results are as follows (in millions):



                                                          Nine Months Ended
                                                            September 30,
                                                    ----------------------------
                                                       2001              2000
                                                    ----------------------------

Revenues                                               $1,737           $1,269
Cost of sales                                           1,084              935
                                                       -----------------------
     Gross margin                                         653              334
Operating expenses                                        474              284
Depreciation and amortization                              29               27
Equity in losses and impairments of NPW                  (104)             (32)
Other, net                                                 53               88
                                                       -----------------------
     IBIT                                              $   99           $   79
                                                       =======================

       Revenues increased $468 million in the first nine months of 2001 compared to the same period in 2000 primarily as a result of long-term energy contracts originated in 2001 and the growth of Retail Services' European operations. Gross margin increased $319 million in the first nine months of 2001 compared to the same period in 2000 due to long-term energy contracts originated in 2001 and the monetization of interests in a merchant asset for a gain of $21 million. Operating expenses increased $190 million primarily as a result of risk management support service expenses in 2001 and higher employee and computer system-related expenditures. Equity losses for both periods reflect Retail Services' portion of losses of NPW and in 2001 a charge of $58 million to reduce the carrying value of its investment in NPW. Other, net in 2001 and 2000 consisted primarily of gains associated with Retail Services' monetization of a portion of its interest in NPW.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


NATURAL GAS PIPELINES

       The following table summarizes total volumes transported for each of Enron's interstate natural gas pipelines.


                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                        2001              2000
                                                     ---------------------------

Total Volumes Transported (BBtu/d)(a)
     Northern Natural Gas                                3,139            3,464
     Transwestern Pipeline                               1,847            1,639
     Florida Gas Transmission                            1,578            1,601
     Northern Border Pipeline                            2,362            2,438

(a)  Reflects 100% of each entity's throughput volumes.

       Significant components of Natural Gas Pipelines' results are as follows (in millions):


                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                        2001              2000
                                                     ---------------------------

Net revenues                                             $ 500            $ 499
Operating expenses                                         236              232
Depreciation and amortization                               51               50
Equity in earnings                                          48               45
Other, net                                                  34               27
                                                         ----------------------
     IBIT                                                $ 295            $ 289
                                                         ======================

       Revenues, net of cost of sales (net revenues) of Natural Gas Pipelines in the first nine months of 2001 were comparable to the prior period. In 2001, increased revenues generated by Transwestern from transportation and operational gas sales and increased storage revenues received by Northern, were offset by lower sales of gas storage inventory by Northern. Operating expenses, including depreciation expense, in the first nine months of 2001 increased primarily as a result of higher gas prices and other costs associated with the volumes transported by Transwestern and other pipeline expenses. Equity in earnings increased $3 million in the first nine months of 2001 compared to the same period in 2000 primarily due to higher operating results from EOTT and Florida Gas. In 2001, other, net consisted primarily of a gain related to the expiration of an Enron guarantee to fund the EOTT partnership. In 2000, other, net consisted of gains related to an energy commodity contract and the sale of compressor-related equipment.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


PORTLAND GENERAL

       Statistics for Portland General for the first nine months of 2001 and 2000 are as follows:

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                       2001              2000
                                                     ---------------------------

Electricity Sales (Thousand MWh)(a)
     Residential                                        5,151            5,285
     Commercial                                         5,475            5,605
     Industrial                                         3,546            3,653
                                                       -----------------------
         Total Retail                                  14,172           14,543
     Wholesale                                          9,836           14,893
                                                       -----------------------
         Total Electricity Sales                       24,008           29,436
                                                       =======================

Average Billed Revenue (cents per kWh)                   9.97             5.18

Resource Mix
     Coal                                                  15%              10%
     Combustion Turbine                                    17               10
     Hydro                                                  6                6
                                                          --------------------
         Total Generation                                  38               26
     Firm Purchases                                        56               66
     Secondary Purchases                                    6                8
                                                          --------------------
         Total Resources                                  100%             100%
                                                          ====================

Average Variable Power Cost (Mills/kWh)(b)              113.3             32.6

Retail Customers (end of period, thousands)               732              722

(a)  Thousand megawatt-hours.

(b)  Mills (1/10 cent) per kilowatt-hour.

       Significant components of IBIT are as follows (in millions):


                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                       2001              2000
                                                     ---------------------------

Revenues                                               $2,503           $1,557
Purchased power and fuel                                2,028              976
                                                       -----------------------
     Net revenues                                         475              581
Operating expenses                                        229              239
Depreciation and amortization                             138              152
Other, net                                                  -               51
                                                       -----------------------
     IBIT                                              $  108           $  241
                                                       =======================

       Net revenues decreased $106 million in the first nine months of 2001 compared to the same period in 2000. The decrease was due to increased power costs resulting from general market conditions, including lower hydroelectric generation. Portland General entered into power contracts in prior periods to ensure adequate supply for the recent quarter at prices that were significantly higher than actual settled prices during the third quarter of 2001. Although the rate mechanism in place anticipated and substantially mitigated the effect of the higher purchased power costs, only the amount in excess of a defined baseline was recoverable from ratepayers. Increased power cost recovery was incorporated into Portland General's new fifteen-month rate structure, which became effective October 1, 2001 and included an average 40 percent rate increase.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Operating expenses decreased primarily as a result of lower maintenance costs and lower regulatory and overhead expenses. Depreciation and amortization decreased in 2001 primarily as a result of a favorable energy efficiency rate mechanism adjustment, partially offset by increased regulatory amortization. In 2000, other, net consisted primarily of a gain on the sale of a generation-related asset and was favorably impacted by certain regulatory events.

GLOBAL ASSETS

       Significant components of Global Assets' results are as follows (in millions):

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                       2001              2000
                                                     ---------------------------

Revenues                                               $1,134           $1,150
Cost of sales                                             719              669
Operating expenses                                        352              364
Depreciation and amortization                             134              134
Equity in earnings (losses)                              (240)             112
Other, net                                                 36               22
                                                       -----------------------
     Income (loss) before interest and taxes           $ (275)          $  117
                                                       =======================

       Revenues decreased $16 million in the first nine months of 2001 compared to the same period in 2000 due to a decrease in revenues from Elektro which had curtailed power sales due to the reduction in available hydro-generated power, partially offset by an increase in project revenues at EREC. Cost of sales increased $50 million in the first nine months of 2001 compared to the same period in 2000 due to an increase in costs at EREC, partially offset by a decrease in costs at Elektro. Operating expenses decreased due to reduced developmental activities, partially offset by higher costs in EREC's European operations.

       Equity in earnings (losses) for the nine months ended September 30, 2001 reflects the recognition in the third quarter 2001 of a loss of $287 million related to asset impairments by Atlantic Water Trust (the parent of Azurix Corp.), an equity method investment. These impairments primarily reflect Azurix's planned disposition of its North American and certain South American service-related businesses. See "Unconsolidated Equity Affiliates" below for a discussion of Atlantic Water Trust. Equity earnings in 2000 consisted of a gain from the monetization of a power plant by an equity method affiliate.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

BROADBAND SERVICES

       Significant components of Broadband Services' results are as follows (in millions):

                                                          Nine Months Ended
                                                            September 30,
                                                     ---------------------------
                                                       2001              2000
                                                     ---------------------------
Revenues                                                $ (26)           $ 335
Cost of sales                                              59               64
                                                        ----------------------
     Gross margin                                         (85)             271
Operating expenses                                        290              249
Depreciation and amortization                             114               63
Equity in earnings                                         (1)               1
Other, net                                                 (4)               2
                                                        ----------------------
     Loss before interest and taxes                     $(494)           $ (38)
                                                        ======================


       In the third quarter of 2001, Broadband Services recorded charges totaling $277 million due to the continued weak market conditions in the broadband and communications sectors. The charges related to the content services business ($160 million), costs associated with restructuring Broadband Services' business ($83 million) and the write down of the value of certain broadband-related long-lived assets and excess network equipment to fair value less estimated costs to sell ($34 million). The amount related to the content services business included the write-off of the value of Broadband Services' investment in content services entities, the impairment of related assets and a valuation adjustment on a derivative instrument associated with the content systems business. The cumulative adjustments to the derivative instrument were reflected in revenues resulting in negative revenues for 2001. Gross margin for the nine months ended September 30, 2001 also reflects continued weaknesses in market conditions which negatively impacted results of operations. Gross margin for 2000 primarily reflects earnings from sales of excess dark fiber, an increase in the market value of Broadband Services' merchant investments and an increase in the value of the derivative instrument associated with the content systems business.

CORPORATE AND OTHER

       Corporate and Other realized a loss before interest, minority interests and taxes of $947 million in the first nine months of 2001 compared to a loss of $154 million for the same period in 2000.

       In September 2001, as a result of deterioration in the credit quality of the Raptor SPEs caused by a decline NPW's stock price, the increase in Raptor's exposure under derivative contracts with Enron and the increasing dilutive effect on Enron's earnings per share calculation, Enron acquired, for approximately $35 million, LJM's interests in the Raptor SPEs which were created in 2000 to hedge certain of Enron's merchant and other investments. See Notes 3 and 4 to the Consolidated Financial Statements. Enron recorded charges totaling $710 million ($462 million after tax) related to the acquisition of the Raptor SPEs and a charge of $48 million ($31 million after-tax) to write down Enron's investment in NPW warrants acquired in connection with the termination of the Raptor SPEs.

INTEREST AND RELATED CHARGES, NET

       Interest and related charges, net, is reported net of interest capitalized of $45 million and $28 million for the first nine months of 2001 and 2000, respectively. Net expense decreased $13 million in the first nine months of 2001 as compared to the same period of 2000, primarily due to lower interest rates resulting from general market conditions within the U.S.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

INCOME TAX EXPENSE

       Income taxes decreased during the first three quarters of 2001 as compared with the same period of 2000 primarily as a result of pretax losses related to the asset impairments recorded by Azurix Corp., the restructuring of Broadband Services and the losses associated with the Raptor SPEs. The projected effective tax rate for 2001 is lower than the statutory rate mainly due to differences between the book and tax basis of certain assets and stock sales.

       Enron recorded tax benefits in shareholders' equity related to stock options exercised by employees of approximately $174 million in the first nine months of 2001.

CUMULATIVE EFFECT OF ACCOUNTING CHANGES

       On January 1, 2001, Enron recognized an after-tax non-cash gain of $19 million in earnings and deferred an after-tax non-cash gain of $25 million in "Accumulated Other Comprehensive Income," a component of shareholders' equity, and reclassified $277 million from "Long-Term Debt" to "Other Liabilities" to reflect the initial adoption of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No.
133). SFAS No. 133 must be applied to all derivative instruments and requires that such instruments be recorded in the balance sheet either as an asset or a liability measured at its fair value through earnings, with special accounting permitted for certain qualifying hedges.

NEW ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 142, which must be applied to fiscal years beginning after December 15, 2001, modifies the accounting and reporting of goodwill and intangible assets.

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

       Under SFAS No. 142, entities are required to determine the useful life of other intangible assets and amortize the value over the useful life. If the useful life is determined to be indefinite, no amortization will be recorded. For intangible assets recognized prior to the adoption of SFAS No. 142, the useful life should be reassessed. Other intangible assets are required to be tested for impairment in a manner similar to goodwill.

       At September 30, 2001, Enron's goodwill related to consolidated entities was approximately $3.5 billion. Additionally, unconsolidated equity affiliates of Enron have an additional approximately $1.9 billion of goodwill. Estimated annual amortization of such goodwill is approximately $195 million, of which approximately $65 million relates to unconsolidated equity affiliates. Enron is in the process of evaluating the application of SFAS No. 142 in light of the recent events discussed above.

        In August 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, which must be applied to fiscal years beginning after June 15, 2002, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Enron is in the process of evaluating the impact of SFAS No. 143 on the financial statements.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144, which must be applied to fiscal years beginning after December 15, 2001, addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Enron is in the process of evaluating the impact of SFAS No. 144 on the financial statements.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


FINANCIAL CONDITION

CASH FLOWS

                                                           Nine Months Ended
                                                             September 30,
                                                     ---------------------------
(In Millions)                                           2001              2000
                                                     ---------------------------
Cash provided by (used in):
     Operating activities:
         Operating activities excluding net
          margin deposit activity                     $ 1,596          $  (414)
         Net margin deposit activity                   (2,349)             541
                                                      ------------------------
              Operating activities                    $  (753)         $   127
                                                      ========================

     Investing activities                             $(1,366)         $(3,580)
     Financing activities                             $ 1,880          $ 3,873

       Cash used in operating activities totaled $753 million in the first nine months of 2001 as compared to cash provided by operating activities of $127 million in the same period last year. Cash used in operating activities in the first nine months of 2001 reflects cash provided by operations and price risk management activities, offset by net cash used related to margin deposit activity. Excluding net margin deposit activity, cash provided by operating activity was $1,596 million. Enron received significant cash deposits as credit collateral during the fourth quarter of 2000 resulting from volatility in the power and gas markets. During the first nine months of 2001, net deposits of $2,349 million were returned as general price levels in the commodity prices have declined. Net cash provided by operating activities in the first nine months of 2000 primarily reflects earnings and proceeds from the sale of merchant assets and investments, partially offset by cash used in acquiring merchant assets and investments and working capital requirements.

       Cash used in investing activities totaled $1,366 million in the first nine months of 2001 as compared to $3,580 million in the same period of 2000. Cash used in the first nine months of 2001 reflects investments in unconsolidated equity affiliates and capital expenditures. Investments in unconsolidated equity affiliates in 2001 include the acquisition of a company whose assets include a newsprint mill and related assets, a power generation related entity and the purchase of all publicly traded shares of Azurix Corp. Capital expenditures in 2001 related to Wholesale Services' energy network.

       Cash provided by financing activities totaled $1,880 million in the first nine months of 2001 as compared to $3,873 million during the same period of 2000. The first nine months of 2001 include the net issuances of short- and long-term debt of $2,522, partially offset by payments of dividends.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


LIQUIDITY, CAPITAL RESOURCES AND OUTLOOK

       Following Enron's announcement of its third quarter 2001 results on October 16, 2001, there was a significant decrease in Enron's common share price and subsequent decreases in the credit ratings of Enron's long-term debt to BBB-and Baa3 (the lowest level of investment grade) with a warning that further downgrades were possible. This situation resulted in a loss of investor confidence and significantly affected Enron's ability to raise capital.

       Maintaining an investment grade credit rating is a critical element in maintaining liquidity for Enron's wholesale business which, together with the natural gas pipeline operations and the retail business, comprise Enron's core businesses discussed below. As a part of their standard contractual arrangements, Enron and its trading counterparties regularly post cash deposits or letters of credit to collateralize a portion of their trading obligations. A downgrade to below investment grade could lead to a substantial increase in the level of cash required for collateral and margin deposits with Enron's wholesale trading partners. Additionally, Enron and its subsidiaries have outstanding surety bonds and other instruments related to construction projects and other performance obligations. Under certain circumstances, the issuers of such sureties may request collateral.

       LIQUIDITY ACTIONS. Enron has implemented a financial strategy to restore investor confidence and will continue its initiatives in this regard. Enron has taken the following steps to assure its customers and investors that it can fulfill its commitments in the ordinary course of business:

       o Enron borrowed approximately $3.0 billion from its committed lines of credit to repay outstanding and expiring commercial paper obligations of approximately $1.9 billion and to provide immediate cash liquidity. This action to convert Enron's committed lines of credit to cash was done to eliminate any doubt as to their availability in the future;

       o In an effort to further enhance short-term liquidity, on November 13, 2001, Enron (through its wholly-owned subsidiary) obtained $550 million in a new secured line of credit from JP Morgan Chase Bank (Chase) and Citicorp North America, Inc. (Citicorp), secured by Enron's Transwestern Pipeline Company assets. Enron anticipates obtaining $450 million in a new secured line of credit on or about November 20, 2001, from Chase and Citicorp secured by Northern's assets. These proceeds will be used to further supplement short-term liquidity and to retire maturing obligations;

       o On November 13, 2001, Enron received a $1.5 billion equity infusion in the form of a preferred stock investment in Northern from Dynegy Inc. (Dynegy) in connection with the merger agreement signed between Enron and Dynegy;

       o Enron anticipates the receipt of over $800 million in net proceeds from asset sales scheduled to close by year-end. However, the closings of these sale transactions are pending certain regulatory and other approvals that will impact whether such transactions close and the ultimate timing of the closings. Of the net proceeds, $250 million, or a portion thereof, may be required to repay an obligation that may become a demand obligation due to a recent credit rating downgrade discussed below and in "Impact of Recent Events" and "Minority Interests" below.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Enron is engaged in discussions with various institutions about investing in Enron equity. Enron is diligently pursuing a program to raise an incremental $500 million to $1 billion of private equity from these sources in the near future. There can be no assurance, however, that such program will be successful. Depending on the terms and amounts of such investments, Enron may be required to increase its authorized capital, which would require the approval of its shareholders.

       RESTRUCTURING PLAN. As a result of the Dynegy merger agreement and the loss of investor confidence, Enron has initiated an action plan for restructuring its business. The key aspects of the action plan involve (i) concentrating primarily on its core businesses; (ii) taking aggressive steps to rationalize the existing cost structure; (iii) accelerating the process of divesting non-core businesses and assets; (iv) restructuring scheduled maturities of debt and other obligations; (v) completing the investigation by the Special Committee and its advisors with respect to related party transactions; (vi) reviewing and strengthening Enron's corporate governance; and
(vii) expanding certain disclosures with a focus on increased transparency. Management and the Board have not completed nor approved a restructuring plan. Such restructuring plan is currently being prepared and, therefore, Enron is unable to estimate the timing of implementation or the financial impacts. Enron's fourth quarter 2001 results of operations will likely be negatively impacted by severance, restructuring and other charges resulting from the repositioning of many of Enron's businesses.

       In order to focus on Enron's core businesses and rationalize their cost structure, management is in the process of dividing Enron into three fundamental groups of businesses - Core, Non-Core and Under Review. Following is a description of each group of businesses:

       o Core Businesses are the consistent franchise businesses for which Enron has a distinct competitive advantage. These businesses, collectively, generate significant earnings and cash flows. These businesses include:

          o Gas and power businesses in North America and Europe;
          o Coal businesses in North America and Europe;
          o Retail businesses in North America and Europe; and
          o Natural gas pipeline businesses.

       o Non-Core businesses are businesses that do not provide value to Enron's core businesses. These primarily are part of Enron's global assets and broadband services segments. Enron has approximately $8 billion invested in these businesses and the return from these investments is below acceptable rates. Accordingly, Enron is developing a plan to exit these businesses in an orderly fashion. Enron expects that the sale of these non-core businesses will generate cash proceeds that will be used to repay debt. Should the exit strategy, currently being prepared, result in a lower value than Enron's current carrying value, then Enron may be required to record related asset writedowns, possibly as early as the fourth quarter of 2001.

       o Businesses Under Review are businesses that Enron believes have strong future prospects; however, under the restructuring program, Enron is in the process of looking closely at the capital requirements and near-term growth prospects of these businesses. These businesses are primarily Enron's wholesale businesses outside of power and gas, which include both energy-related and industrial markets activities. The in-

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

          depth assessment of each of these businesses will be completed very quickly to determine the resources Enron intends to expend in these areas.

       IMPACT OF RECENT EVENTS. The recent deterioration in Enron's credit rating has caused a negative impact on Enron's projected 2001 fourth quarter profitability. This is primarily the result of a reduced level of transaction activity by Enron's trading counterparties, particularly longer-term transactions. It is too early to determine the impact these events will have on Enron's fourth quarter 2001 operating results. Additionally, the fourth quarter of 2001 will likely be negatively impacted by severance, restructuring and other charges resulting from the repositioning of many of Enron's businesses consistent with the restructuring plan, as well as potential writedowns as discussed in "Unconsolidated Equity Affiliates" below.

       Enron has various financial arrangements which require Enron to maintain specified credit ratings. The November 12, 2001 downgrade in Enron's senior unsecured debt rating to BBB- by Standard & Poor's has caused a ratings event related to a $690 million note payable that, absent Enron posting collateral, will become a demand obligation on November 27, 2001. See "Minority Interests" below for a description of this obligation. Consistent with the restructuring plan discussed above, Enron is currently working with the lenders to develop a mutually acceptable amendment or waiver to the transaction documents in order to avoid an early Enron payment obligation.

       In the event Enron loses its investment grade credit rating and Enron's stock price is below a specified price, a note trigger event would occur. This could require Enron to repay, refinance or cash collateralize additional facilities totaling $3.9 billion, which primarily consist of $2.4 billion of debt in Osprey Trust (Osprey) and $915 million of debt in Marlin Water Trust (Marlin). For a description of the Marlin and Osprey Trusts, both of which are unconsolidated affiliates, and related debt obligations, see "Unconsolidated Equity Affiliates" below. In the event a Note Trigger Event occurs, Enron must either issue equity in an amount sufficient to repay the notes or Enron is obligated to pay the difference in cash.

       In the event that Enron fails to pay any debt obligations when due, including when such obligations may be accelerated, or is unable to refinance or obtain a waiver of such obligations, a series of events would begin which could impact Enron's compliance with the terms of its Revolving Credit Agreements certain other obligations, including bank debt facilities.

       It is not possible to predict whether any or all of the actions described above (including the sale of non-core businesses and assets and the refinancing or waiver of Enron obligations that may become immediately payable upon scheduled maturities or due to an acceleration event) will be adequate to maintain Enron's investment grade credit rating or enable Enron to refinance or otherwise restructure its debt obligations that become due. An adverse outcome with respect to any of these matters would likely have a material adverse impact on Enron's ability to continue as a going concern.

       NEAR TERM MATURITIES OF DEBT AND OTHER SIGNIFICANT OBLIGATIONS. As discussed above, a key aspect of Enron's restructuring plan is restructuring scheduled maturities of debt and the obligations discussed below in "Unconsolidated Equity Affiliates" and "Minority Interests." The following summarizes the maturities of debt and these obligations by quarter through 2002 as of November 16, 2001 (in millions), assuming no accelerations as a result of events of default:

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


                               Outstanding Balance                                          Maturities
                      -------------------------------------   ----------------------------------------------------------------------
                         September 30,       November 16,        Remaining                            2002
                                                                             -------------------------------------------------------
                             2001                2001             4Q 2001        1Q           2Q              3Q              4Q
------------------------------------------------------------------------------------------------------------------------------------
Short-Term Debt               $6,434           $6,564(a)       $2,140(a)(b)     $ 72         $2,125(c)       $1,600(a)       $627(d)
Long-Term Debt                 6,544            7,782               -              -              -               -            74
Unconsolidated
 Equity
 Affiliates(e)                     -            1,819               -              -              -           1,819(e)          -
Minority
 Interests(f)                    691              690             690(f)           -              -               -             -

(a) Short-term debt includes $1,267 million related to Enron's zero coupon convertible senior notes that mature in 2021. Of this amount, $94 million is included as a maturity in the fourth quarter of 2001 which reflects the convertible redemption value of the notes at November 16, 2001 based on Enron's then current stock price. The remaining amount has been included as a maturity in the third quarter of 2002, assuming closing of the Dynegy merger as currently structured, at which time the holder of the notes may request Enron to repurchase the notes at issue price plus accrued original issue discount through repurchase date.

(b) Includes $1,026 million of demand notes payable to unconsolidated equity affiliates (including $616 million due to Whitewing, see (e) below) under long-term revolving credit agreements for cash management purposes which can be requested as needed by the unconsolidated equity affiliates.

(c) Includes $1.75 billion of amounts borrowed under the revolving credit agreements.

(d) Includes $550 million borrowed under the new secured lines of credit discussed above.

(e) As discussed in "Unconsolidated Equity Affiliates" below, in the event that Enron has not repaid its obligations to Osprey and Marlin prior to their respective maturity dates of January 15, 2003 and July 15, 2003, Enron is required to deposit an amount sufficient to redeem the notes 120 days prior to the maturity dates. As such, the $2.4 billion deposit requirement related to the Osprey obligation less $616 million of demand notes due to Whitewing included in short-term debt has been reflected as a scheduled maturity in the third quarter of 2002.

(f) As discussed below in "Minority Interests," absent Enron repaying the note, posting collateral or obtaining a waiver from the lenders, a $690 million note payable will become a demand obligation on November 27, 2001.

       As discussed in "Liquidity Actions" above, on November 19, 2001, Enron closed a $450 million new secured line of credit which will mature in the fourth quarter of 2002.

       CASH LIQUIDITY. As reflected on its Consolidated Balance Sheet as of September 30, 2001, Enron had $1.0 billion in cash and cash equivalents. Of this amount, $656 million related to domestic cash managed by Enron's corporate treasury department. At November 16, 2001, Enron had $1.2 billion of domestic cash managed by Corporate treasury. Cash inflows during this period primarily consisted of net collections from business operations and trade settlements, the borrowing from committed lines of credit, obtaining new secured lines of credit, the equity infusion from Dynegy and receipt of collateral deposits from trading partners. Cash outflows during this period primarily consisted of operating costs of business operations and trade settlements, repaying expiring commercial paper obligations and maturing short- and long-term debt and payment of collateral deposits to trading partners.

       CREDIT LINES. As a result of Enron's loss of investor confidence discussed above, Enron exited the commercial paper market for its short-term liquidity needs and borrowed under its committed lines of credit (approximately $3.0 billion) to repay outstanding and expiring commercial paper obligations of approximately $1.9 billion and to provide additional cash liquidity. Of its $3.3 billion in committed credit lines, at November 16, 2001, Enron had unused commercial paper lines of credit of $103 million.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       CREDIT RATINGS. Enron's credit ratings at September 30, 2001 and the date of this filing are as follows:


                                         Moody's                   Standard & Poor's                    Fitch
                             ----------------------------------------------------------------------------------------------
                                September 30,                  September 30,                 September 30,
Debt Instrument                     2001          Current          2001          Current         2001           Current
---------------------------------------------------------------------------------------------------------------------------
Senior unsecured debt               Baa1         Baa3           BBB plus        BBB minus     BBB plus        BBB minus

Subordinated debt                   Baa2         Ba1            BBB             BBB minus     BBB             BB

Commercial paper                    P-2          Not Prime      A-2             A-3           F2              F3

       Additionally, each of the above rating agencies have issued warnings that further downgrades are possible.

       UNCONSOLIDATED EQUITY AFFILIATES. Summarized below is a description related to two of Enron's unconsolidated equity affiliates for which Enron has committed to issue equity to satisfy obligations of these equity affiliates. As discussed above, Enron's current common share stock price, liquidity situation and credit ratings may significantly impact Enron's ability to satisfy these obligations solely with equity issuances.

       Whitewing Associates L.P. Whitewing is an entity formed by Enron and various investors, investing through an entity named Osprey, to acquire and own energy-related assets and other investments. Osprey is capitalized with approximately $2.4 billion in debt and $220 million in equity. The Osprey debt is supported by the assets within Whitewing, which include Enron Mandatorily Convertible Junior Preferred Stock, Series B (which is convertible into 50 million shares of Enron common stock), and a contingent obligation of Enron to issue additional shares, if needed, to retire such debt obligation. In the event that the sale of equity is not sufficient to retire such obligations, Enron is liable for the shortfall.

       At November 16, 2001, Whitewing held assets with a book value of approximately $4.7 billion. This includes approximately $1.3 billion in energy related projects in Europe and South America, including European power plants, and an electric distribution company in Brazil, approximately $600 million of merchant investments, approximately $600 million in demand notes due from Enron and other assets of $100 million. The merchant portfolio includes both private and publicly traded entities and consists of oil and gas investments, power generation and energy investments and technology related and other investments. In addition, Whitewing holds Mandatorily Convertible Junior Preferred Stock, Series B, mentioned above, and a contingent obligation of Enron to issue additional shares, if needed, which together have a combined book value of approximately $2.1 billion. This contingent obligation is in the form of a derivative instrument. As such, both Enron and Whitewing account for this contingent obligation at fair value. As a result, Enron recognizes losses associated with this obligation as a reduction of "Revenues" in the accompanying consolidated income statement. However, the loss is offset as Enron recognizes its share of Whitewing's earnings through "Equity in Earnings of Unconsolidated Affiliates" in the accompanying consolidated income statement. As of September 30, 2001, the amount due Whitewing under such derivative totaled approximately $1.0 billion and is included in "Other Liabilities" in the accompanying consolidated balance sheet. Such

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

amount has increased by approximately $600 million as a result of the decline in Enron's common stock price subsequent to September 30, 2001 through November 16, 2001. Based on the subsequent decline in the Enron stock price through November 16, 2001, there would currently exist an approximate $700 million charge to earnings due to the shortfall in the recovery of Enron's book investment. Enron is currently evaluating the fair value of Whitewing's other assets mentioned above in conjunction with the restructuring plan discussed above which will impact the amount of any writedown of Enron's investment in Whitewing, possibly as early as the fourth quarter.

       Atlantic Water Trust. Atlantic Water Trust is an entity formed by Enron and unrelated institutional investors, investing through an entity named Marlin Water Trust (Marlin), for the purpose of acquiring and holding an interest in Azurix Corp. (Azurix). The primary asset of Azurix is Wessex Water Services Ltd. (Wessex), a regulated water utility in the UK. Atlantic Water Trust currently owns 67% of Azurix, with Enron owning the remaining 33%. Marlin was capitalized with approximately $915 million in debt and $125 million in equity. The Marlin debt is supported by the assets of Atlantic Water Trust and Enron's contingent obligation to cause the sale of Enron equity to retire such obligations. In the event that the sale of equity is not sufficient to retire such obligations, Enron is liable for the shortfall.

       Description of Trigger Events. Osprey and Marlin's debt obligations contain certain "Note Trigger Events" to protect the note holders, including (i) an Enron senior unsecured debt rating below investment grade by any of the three major credit rating agencies concurrent with an Enron stock closing price of $59.78 per share or below in the case of Osprey and $34.13 per share or below in the case of Marlin; (ii) a cross default to Enron senior obligations in excess of $50 million and $100 million for Osprey and Marlin, respectively; and (iii) the requirement that an amount sufficient to redeem the notes be deposited with a trustee 120 days prior to maturity dates of January 15, 2003 and July 15, 2003 for Osprey and Marlin, respectively. As of November 16, 2001 the Enron stock closing price was $9.00 per share.

       In the event a Note Trigger Event was to occur, Enron has 21 days to file a registration statement for the issuance of equity to repay the notes and such registration statement has 90 days from the Note Trigger Event to become effective. Any Enron registration statement filed cannot become effective until Enron files its restated audited consolidated financial statements which is not expected until completion of the Special Committee investigation. In the event that Enron does not file its registration statement or the registration statement is not effective during the respective time requirements, Enron must pursue a private placement of equity, if permitted. If Enron does not sell equity in an amount sufficient to repay the notes, Enron is obligated to pay the difference in cash.

       In the event that Enron fails to pay any debt obligations when due, including when such obligations may be accelerated, or is unable to refinance or obtain a waiver of such obligations, a series of events would begin which could impact Enron's compliance with the terms of its Revolving Credit Agreements and certain other obligations, including bank debt facilities.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


       Either as a result of the restructuring plan discussed above or to raise cash to repay Enron's obligations discussed above, Enron may sell the assets of Whitewing and/or Atlantic Water Trusts for amounts below their carrying values. The net proceeds from the sale of such assets can be used to repay Enron's obligations discussed above. Accordingly, Enron may be required to record asset writedowns, possibly as early as the fourth quarter of 2001.

       MINORITY INTERESTS. Enron consolidates a limited partnership (the Limited Partnership), for which the consolidated third party's ownership interest is reflected in minority interests on Enron's balance sheet in the amount of $691 million at September 30, 2001. The Limited Partnership assets include a $690 million note payable from Enron and certain merchant investments, both domestic and international. Enron anticipates the receipt of approximately $250 million from the sale of one of the Limited Partnership's investments, a local gas distribution company in Brazil, upon the closing of the sale which is pending certain regulatory and other approvals.

       The November 12, 2001 downgrade in Enron's senior unsecured debt rating to BBB- by Standard & Poor's has caused a ratings event related to the Limited Partnership. This ratings event started a nine business day period during which Enron has the right, until November 26, 2001, to post an unsecured letter of credit equal to Enron's note payable, to repay the note payable with the Limited Partnership investing such proceeds in permitted investments, or to purchase the investors' interest in the Limited Partnership. To the extent that Enron does not satisfy this requirement by November 27, 2001, the investors have the right to immediately begin to liquidate the Limited Partnership assets. Additionally, as a result of the rating downgrade, the investors, subject to certain actions, are able to accelerate and assign the note payable. Consistent with the restructuring plan discussed above, Enron is currently working with the lenders to develop a mutually acceptable amendment or waiver to the transaction documents in order to avoid an early Enron payment obligation.

       Either as a result of the restructuring plan discussed above or to raise cash to repay Enron's obligation discussed above, Enron may sell the Limited Partnership assets for amounts below their carrying values. The net proceeds from the sale of such assets can be used to repay Enron's obligation. Accordingly, Enron may be required to record asset writedowns, possibly as early as the fourth quarter of 2001.

       It is not possible to predict whether Enron will be able to favorably complete the actions described above. In the event that Enron fails to pay any debt obligations when due, including when such obligations may be accelerated, or is unable to refinance or obtain a waiver of its obligations, a series of events would begin which could impact Enron's compliance with the terms of its Revolving Credit Agreements and certain other obligations, including bank debt facilities.

CAPITALIZATION

       As discussed above in "Liquidity, Capital Resources and Outlook," since September 30, 2001, Enron has borrowed from committed lines of credit and new secured lines of credit and received an equity infusion

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES

from Dynegy. These events have increased Enron's debt as a percentage of total capitalization.

       Total capitalization at September 30, 2001 was $25.9 billion. Debt as a percentage of total capitalization increased to 50.2% at September 30, 2001 as compared to 44.3% at December 31, 2000. The increase in the ratio reflects increased debt levels, including the issuance in January 2001 of $1.25 billion of notes payable and increased net short-term borrowings in 2001 and the transactions with LJM discussed in Note 4 to the Consolidated Financial Statements and the impact of the decline in value of certain foreign currencies.

FINANCIAL RISK MANAGEMENT

       Enron's Wholesale segments, Americas and Europe and Other, offer price risk management services primarily related to commodities associated with the energy sector (natural gas, crude oil, natural gas liquids and electricity). Enron's other businesses also enter into forwards, swaps and other contracts primarily for the purpose of hedging the impact of market fluctuations on assets, liabilities, production and other contractual commitments. Enron utilizes value at risk measures that assume a one-day holding period and a 95% confidence level.

       Summarized below illustrates the value at risk for each component of market risk (in millions):

                                                            September 30,         December 31,
                                                                2001                  2000
                                                       --------------------------------------------

Total Market Risk:
     Commodity price                                              $60                 $ 66
     Interest rate                                                  1                    -
     Foreign currency exchange rate                                 -                    -
     Equity                                                        59                   59
Non-Trading Market Risk:
     Commodity price                                                5                    2
     Interest rate                                                  7(a)                 -
     Foreign currency exchange rate                                 9                    8
     Equity                                                         2                    7

(a) This increase is a result of contracts to hedge interest rate risks associated with Yen-denominated notes issued by Enron during 2000.

                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (CONTINUED)
                          ENRON CORP. AND SUBSIDIARIES


INFORMATION REGARDING FORWARD LOOKING STATEMENTS

       This Report and the Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements other than statements of historical facts contained in these documents are forward-looking statements. Forward-looking statements include, but are not limited to, statements relating to expansion opportunities for the Transportation Services, extension of Enron's business model to new markets and industries, transaction volumes in the U.S. power market, commencement of commercial operations of new power plants and pipeline projects, completion of the sale of certain assets, growth in the demand for retail energy outsourcing solutions, completion of the merger with Dynegy and effectiveness of Enron's action plan for restructuring its businesses including restructuring scheduled maturities of debt and other obligations and other efforts to assure adequate liquidity. When used in this document, the words "anticipate," "believe," "estimate," "expects," "intend," "may," "project," "plan," "should" and similar expressions are intended to be among the statements that identify forward-looking statements. Although Enron believes that its expectations reflected in these forward-looking statements are based on reasonable assumptions, such statements involve risks and uncertainties and no assurance can be given that actual results will be consistent with these forward-looking statements. Important factors that could cause actual results to differ materially from those in the forward-looking statements herein include Enron's ability to maintain an investment grade credit rating; Enron's ability to implement its action plan for restructuring its businesses outlined in this Form 10-Q; Enron's ability to complete its merger with Dynegy, as well as the sale of certain assets; developments in and the outcome of pending litigation including securities class action litigation; the effectiveness of Enron's risk management activities; willingness of counterparties to engage in financial risk management and other contracts with Enron without requiring collateral for obligations or increasing existing collateral requirements; the ability of counterparties to financial risk management instruments and other contracts with Enron to meet their financial commitments to Enron; and Enron's ability to access the capital markets and equity markets during the periods covered by the forward-looking statements, which will depend on general market conditions and Enron's ability to maintain the credit ratings for its unsecured senior long-term debt obligations; success in marketing natural gas and power to wholesale customers; the ability of Enron to penetrate new retail natural gas and electricity markets (including energy outsourcing markets) in the United States and foreign jurisdictions; the timing, extent and market effects of deregulation of energy markets in the United States, including the current energy market conditions in California, and in foreign jurisdictions; other regulatory developments in the United States and in foreign countries, including tax legislation and regulations; political developments in foreign countries; the extent of efforts by governments to privatize natural gas and electric utilities and other industries; the timing and extent of changes in commodity prices for crude oil, natural gas, electricity, foreign currency and interest rates; the timing and success of Enron's efforts to develop international power, pipeline and other infrastructure projects.

                           PART II. OTHER INFORMATION
                          ENRON CORP. AND SUBSIDIARIES



ITEM 1. Legal Proceedings

       See Part I. Item 1, Note 6 to Consolidated Financial Statements entitled "Litigation and Other Contingencies," which is incorporated herein by reference.

ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits.

       Exhibit 10 Amendment No. 3 to Employment Agreement between Enron Corp. and Kenneth L. Lay effective August 13, 2001.

(b)    Reports on Form 8-K

       Current Report on Form 8-K filed November 8, 2001, containing information concerning (i) requirement of prior year financial statements to be restated,
(ii) the Special Committee appointed by Enron's Board of Directors to review transactions between Enron and related parties and (iii) transactions between Enron and other Enron employees.

       Current Report on Form 8-K filed November 13, 2001, containing information concerning credit facility commitment letters for Transwestern Pipeline Company and Northern Natural Gas Company.

       Current Report on Form 8-K filed November 14, 2001, containing information concerning the proposed merger between Enron Corp. and Dynegy Inc.

                                   SIGNATURES



       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ENRON CORP.
                                        (Registrant)


Date:  November 19, 2001                By: Richard A. Causey
                                            ------------------------------------
                                            Richard A. Causey
                                            Executive Vice President and Chief
                                             Accounting Officer
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX


ITEM 6. Exhibits and Reports on Form 8-K

(a)    Exhibits.

       Exhibit 10 Amendment No. 3 to Employment Agreement between Enron Corp. and Kenneth L. Lay effective August 13, 2001.